Form 10QSB
period 2007-06-30
Avro Energy Inc.
filed 2007-12-18
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 333-1416686

AVRO ENERGY INC.
[Missing Graphic Reference]
(Exact name of Registrant as specified in its charter)

Nevada	20-8387017
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

502 East John Street
Carson City, NV 89706
Telephone: (604) 683-0466
(Address)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

535 Howe Street, VANCOUVER, BRITISH COLUMBIA, V6C 2Z4, CANADA

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 25,450,560 shares of common stock issued and outstanding at October 24, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

AVRO ENERGY INC.
(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007
(Stated in US Dollars)
(Unaudited)

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

June 30,
ASSETS	2007

Current
Cash	$46,821

LIABILITIES

Current
Accounts payable and accrued liabilities	$319
Subscriptions received	46,640

46,959

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
100,000,000 shares authorized
25,000,000 shares issued	25,000
Additional paid-in capital	61,250
Deficit accumulated during the pre-exploration stage	(86,388)

(138)

$46,721

Going Concern – Note 1

SEE ACCOMPANYING NOTES

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the six months ended June 30, 2007
and for the period January 31, 2007 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	January 31, 2007 (Date of Inception) To March 31,	Three Months Ended June 30,	Six Months Ended June 30,	January 31, 2007 (Date of Inception) To June 30,
	2007	2007	2007	2007

Expenses
Accounting and audit fees	$-	$3,000	$3,000	$3,000
Legal and professional fees	855	60,000	60,855	60,855
Office and administration	2,520	13	2,533	2,533
Mineral property costs	20,000	-	20,000	20,000

Total expenses	(23,375)	(63,013)	(86,388)	(86,388)

Net loss from Operations	(23,375)	(63,013)	(86,388)	(86,388)
Provision for Income Taxes:
Income Tax Benefit	-	-	-	-
Net Loss	$(23,375)	$(63,013)	$(86,388)	$(86,388)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	25,000,000	25,000,000	25,000,000	25,000,000

SEE ACCOMPANYING NOTES

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2007
and for the period January 31, 2007 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

	January 31, 2007 (Date of Inception) To March 31, 2007	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	January 31, 2007 (Date of Inception) To June 30, 2007
Operating Activities
Net loss for the period	$(23,375)	$(63,013)	$(86,388)	$(86,388)
Change in non-cash working capital balances related to operations
Accounts payable and accrued liabilities	-	319	319	319

Cash used in operating activities	(23,375)	(62,694)	(86,069)	(86,069)

Financing Activities
Capital stock issued	86,250	-	86,250	86,250
Subscriptions received	-	46,640	46,640	46,640

Cash from financing activities	86,250	46,640	132,890	132,890

Increase (decrease) in cash during the period	62,875	(16,054)	46,821	46,821

Cash, beginning of the period	-	62,875	-	-

Cash, end of the period	$62,875	$46,821	$46,821	$46,821

SEE ACCOMPANYING NOTES

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period January 31, 2007 (Date of Inception) to June 30, 2007
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
				During the
			Additional	Pre-
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Capital stock issued for cash – at $0.00345	25,000,000	$25,000	$61,250	$-	$86,250
Net loss for the period	-	-	-	(23,375)	(23,375)

Balance, as at March 31, 2007	25,000,000	25,000	61,250	(23,375)	(62,875)
Net loss for the year	-	-	-	(63,013)	(63,013)

Balance, as at June 30, 2007	25,000,000	$25,000	$61,250	$(86,388)	$(138)

SEE ACCOMPANYING NOTES

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history– Avro Energy, Inc. (hereinafter referred to as the “Company”) was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of mineral properties for molybdenum and other metals.

The Company has acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. The Company’s Molybdenum Property comprises one mineral claim containing 9 cell claim units totaling 188.293 hectares.

Management of Company - The Company filed its articles of incorporation with the Nevada Secretary of State on January 31, 2007, indicating Mike P. Kurtanjek as its sole Director and its President and sole executive officer.

Mr. Michael Heenan was appointed as a Director of the Company on June 1, 2007. Ms. Marilyn Woodruff was appointed as a Director of the Company on June 1, 2007. Ms. Woodruff was also appointed as the Secretary for the Company effective June 1, 2007.

Going Concern.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's fiscal year end is December 31.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Legal Procedures - The Company is not aware of, nor is it involved in, any pending legal proceedings.

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Resource Properties - Company follows the successful efforts method of accounting for its resource properties. Unproved resource properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended June 30, 2007, Nil options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Foreign Currency Translation – The Company's functional currency is Canadian Dollar but also maintains funds in US Dollar bank accounts. The Company uses the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

Revenue recognition - The Company has no revenues to date from its operations.

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements -

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has adopted this standard effective for the year ended December 31, 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has adopted this standard effective for the year ended December 31, 2007.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006.  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement applies to all entities, including not-for-profit organizations.  Most of the provisions of this Statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement.  The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial position or results of operations. Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	MINERAL PROPERTY

The Company has acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. The Company’s Molybdenum Property comprises one mineral claim containing 9 cell claim units totaling 188.293 hectares. Mineral property costs of $20,000 to date have been expensed.

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Stated in US Dollars)
(Unaudited)

3.	CAPITAL STOCK

Authorized:

100,000,000 Shares of Common Stock with a par value of $0.001 per share.

Issued:

As of June 30, 2007, there are Twenty Five Million (25,000,000) shares issued and outstanding at a value of $0.00345 per share for a total of $86,250.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

4.	COMPREHENSIVE INCOME

The functional currency of the Company is Canadian Dollar. At June 30, 2007 the Company maintained account balances of Cdn$100 (approximately US$94) and US$46,727.

5.	LITIGATION

As of June 30, 2007, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

6.	SUBSEQUENT EVENTS

On September 1, 2007 the Company issued 264,000 shares of Common Stock by private placement for cash of $66,000.

On October 1, 2007 the Company issued 186,560 shares of Common Stock by private placement for cash of $46,640. The funds for this issue had been received from the subscribers by June 30, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information set forth in this section contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Plan of Operation

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437.5, $75,000 and $150,000 respectively. We had $46,696 in cash reserves as of the period ended June 30, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We will commence Phase 1 of the exploration program once we receiving funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

➢	$828.49 to be paid to the British Columbia Provincial government to keep the claims valid;

➢	$16,363.75 in connection with the completion of Phase 1 of our recommended geological work program;

➢	$75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;

➢	$150,000 for Phase 3 of our recommended geological work program; and

➢
$10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Results of Operations

Since the date of our inception, January 31, 2007, we have not generated any revenues.

We incurred total operating expenses of $63,013 and $86,388 for the three and six months ended June 30, 2007. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. We incurred $20,000 in mineral property costs. Professional fees for the three and six months ended June 30, 2007 were $60,000 and $60,855 respectively, and were incurred in connection with filing of periodic reports, SEC compliance filings and general corporate matters.

Our total loss for the three and six months ended June 30, 2007 was $63,013 and $86,388 respectively. Our total loss from inception to June 30, 2007 was $86,388.

Selected Financial Information

June 30, 2007
Current Assets	$46,821
Total Assets	$46,821
Current Liabilities	$46,959
Stockholders’ Equity (Deficiency)	$(138)

Liquidity and Capital Resources

At June 30, 2007, we had cash in the bank of approximately $181 (some funds are denominated in Canadian dollars).  Separately, we had US$46,640 held in our attorneys’ trust account.

We issued 264,000 share of common stock on September 1, 2007 for cash of $66,000 and issued 186,560 shares of common stock on October 1, 2007 for $46,640.

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have not changed our accounting policies since January 31, 2007.

Liquidity and Capital Resources

On September 1, 2007 the Company issued 264,000 shares of Common Stock by private placement for cash of $66,000.

On October 1, 2007 the Company issued 186,560 shares of Common Stock by private placement for cash of $46,640.

ITEM 3.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Mike P. Kurtanjek.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Changes In Internal Controls.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II.                      Other Information.

ITEM 1.                      LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.                      CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30, 2007.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1)  Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on March 30, 2007.

Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVRO ENERGY INC.

Date: December 13, 2007	By:	/s/ Mike P. Kurtanjek
Mike P. Kurtanjek
Chief Executive Officer, December 13, 2007
Chief Financial Officer,
President, Secretary, Treasurer
and Director (Principal Executive
Officer and Principal Accounting Officer)

SIGNATURE	TITLE	DATE

/s/ Mike P. Kurtanjek Mike P. Kurtanjek	Chief Executive Officer, December 13, 2007 Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)	Date: December 13, 2007