Form 10QSB
period 2007-09-30
Avro Energy Inc.
filed 2007-12-18
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

AVRO ENERGY INC.
(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007
(Stated in US Dollars)
(Unaudited)

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
September 30, 2007
(Stated in US Dollars)
(Unaudited)

September 30,
ASSETS	2007

Current
Cash	$67,176

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,679
Subscriptions received	46,640

60,319

STOCKHOLDERS’ DEFICIENCY

Common stock, $0.001 par value
100,000,000 shares authorized
25,264,000 shares issued	25,264
Additional paid-in capital	126,986
Accumulated comprehensive income	4,298
Deficit accumulated during the pre-exploration stage	(149,691)

6,857

$67,176

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2007
and for the period January 31, 2007 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	January 31, 2007 (Date of Inception) To September 30, 2007
	2007	2007
Expenses
Accounting and audit fees	$-	$3,000	$3,000
Legal and professional fees	60,000	120,855	120,855
Office and administration	3,303	5,836	5,836
Mineral property costs	-	20,000	20,000

Total expenses	$(63,303)	$(149,691)	$(149,691)

Net loss from Operations	(63,303)	(149,691)	(149,691)
Provision for Income Taxes:
Income Tax Benefit	-	-	-

Net Loss	$(63,303)	$(149,691)	$(149,691)

Other Comprehensive Income	4,298	4,298	4,298

Total Comprehensive income (loss)	$(59,005)	$(145,393)	$(145,393)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	25,083,217	25,031,636	25,031,636

SEE ACCOMPANYING NOTES

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2007
and for the period January 31, 2007 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	January 31, 2007 (Date of Inception) To September 30,
	2007	2007	2007

Operating Activities
Net loss for the period	$(63,303)	$(149,691)	$(149,691)
Change in non-cash working capitalbalances related to operations
Foreign currency income	4,298	4,298	4,298
Accounts payable and accrued liabilities	13,360	13,679	13,679

Cash used in operating activities	(45,645)	(131,714)	(131,714)

Financing Activities
Capital stock issued	66,000	152,250	152,250
Subscriptions received	-	46,640	46,640

Cash from financing activities	66,000	198,890	198,890

Increase (decrease) in cash during the period	20,355	67,176	67,176

Cash, beginning of the period	46,821	-	-

Cash, end of the period	$67,176	$67,176	$67,176

SEE ACCOMPANYING NOTES

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the period January 31, 2007 (Date of Inception) to September 30, 2007
(Stated in US Dollars)
(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Other Comprehensive Income	Deficit Accumulated During Development Stage	Stockholders’ Equity

Balance January 31, 2007 - Inception	-	$-	$-	$-	$-	$-
Stock issued for cash – January 31, 2007	25,000,000	25,000	61,250	-	-	86,250

Stock issued for cash – September 1, 2007	264,000	264	65,736	-	-	66,000

Foreign currency translation adjustment	-	-	-	4,298	-	4,298

Net Loss	-	-	-	-	(149,691)	(149,691)

Balance – September 30, 2007	25,264,000	$25,264	$126,986	$4,298	$(149,691)	$6,857

SEE ACCOMPANYING NOTES

AVRO ENERGY INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
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
September 30, 2007
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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended September 30, 2007, Nil options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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
September 30, 2007
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
September 30, 2007
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
September 30, 2007
(Stated in US Dollars)
(Unaudited)

3.	CAPITAL STOCK

Authorized:

100,000,000 Shares of Common Stock with a par value of $0.001 per share.

Issued:

As of September 30, 2007, there are 25,264,000 shares issued and outstanding for a total cash consideration of $152,250.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

4.	COMPREHENSIVE INCOME

The functional currency of the Company is Canadian Dollar. At September 30, 2007 the Company maintained account balances of Cdn$66,760 (approximately US$67,107) and US$69.

5.	LITIGATION

As of September 30, 2007, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

6.	SUBSEQUENT EVENTS

On October 1, 2007 the Company issued 186,560 shares of Common Stock by private placement for cash of $46,640. The funds for this issue had been received from the subscribers by September 30, 2007.

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

Plan of Operation

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437.5, $75,000 and $150,000 respectively. We had $130,051 in cash reserves as of the period ended September 30, 2007. The lack of cash has kept us from conducting any exploration work on the property.

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

We incurred total operating expenses of $63,303 and $149,691 for the three and nine months ended September 30, 2007. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. We incurred $20,000 in mineral property costs. Professional fees for the three and nine months ended September 30, 2007 were $60,000 and $120,855 respectively, and were incurred in connection with filing of periodic reports, SEC compliance filings and general corporate matters.

Our total loss for the three and nine months ended September 30, 2007 was $63,303 and $149,691 respectively. Our total loss from inception to September 30, 2007 was $149,691.

Selected Financial Information

September 30, 2007
Current Assets	$67,176
Total Assets	$67,176
Current Liabilities	$60,319
Stockholders’ Equity (Deficiency)	$6,857

Liquidity and Capital Resources

At September 30, 2007, we had cash in the bank of approximately $67,176 (some funds are denominated in Canadian dollars).

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

Avro Energy Inc

Date: December 13, 2007	By:	/s/ Mike P. Kurtanjek
Name: Mike P. Kurtanjek
Title: Chief Executive Officer, December 13, 2007 Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)

SIGNATURE	TITLE	DATE
/s/ Mike P. Kurtanjek Mike P. Kurtanjek	Chief Executive Officer, December 13, 2007 Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)	Date: December 13, 2007