Form 10QSB/A
period 2007-06-30
Avro Energy Inc.
filed 2008-02-05
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

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

AVRO ENERGY INC.

Date: February 4, 2008	By:	/s/ Mike P. Kurtanjek
Mike P. Kurtanjek
Chief Executive Officer, December 13, 2007
Chief Financial Officer,
President, Secretary, Treasurer
and Director (Principal Executive
Officer and Principal Accounting Officer)

SIGNATURE	TITLE	DATE

/s/ Mike P. Kurtanjek Mike P. Kurtanjek	Chief Executive Officer, December 13, 2007 Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)	Date: February 4, 2008