Form 10KSB
period 2007-12-31
Avro Energy Inc.
filed 2008-04-01
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                       Commission file number: 333-1416686


                                AVRO ENERGY INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                          20-8387017
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    Suite 1000 888 - 3rd Street S.W.
       Calgary, Alberta, Canada                             T2P 5C5
(Address of Principal Executive Offices)                   (Zip Code)

              (Registrant's Telephone Number, including Area Code)
                                  403-444-6413

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  Nil

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Common Shares outstanding as of March 27, 2008: 25,450,560

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I .....................................................................  3

ITEM 1:  DESCRIPTION OF BUSINESS ...........................................  3
ITEM 2:  DESCRIPTION OF PROPERTY ........................................... 12
ITEM 3:  LEGAL PROCEEDINGS ................................................. 12
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 13
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......... 13
ITEM 6:  MANAGEMENT DISCUSSION AND ANALYSIS ................................ 13

PART II .................................................................... 18

ITEM 7:  FINANCIAL STATEMENTS .............................................. 18
ITEM 8:  CONTROLS AND PROCEDURES ........................................... 27

PART III ................................................................... 28

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ...... 28
ITEM 10: EXECUTIVE COMPENSATION ............................................ 29
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .... 29
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 30
ITEM 13: EXHIBITS AND REPORTS .............................................. 30
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................ 31

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Avro Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of mineral properties for molybdenum and other metals.

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

We issued 25,000,000 shares of common stock on January 31, 2007 for cash of $86,250 and issued 264,000 shares of common stock on September 1, 2007 for cash of $66,000 and issued 186,560 shares of common stock on October 1, 2007 for $46,640.

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

We acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. Our Molybdenum Property comprises one mineral claim containing 9 cell claim units totalling 188.293 hectares. Mineral property costs of $20,000 to date have been expensed.

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437.5, $75,000 and $150,000 respectively. We had $26,939 in cash reserves as of the period ended December 31, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We will commence Phase 1 of the exploration program once we receive funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

     >> $828.49 to be paid to the British Columbia Provincial government to keep the claims valid;

     >> $16,363.75 in connection with the completion of Phase 1 of our recommended geological work program;

     >> $75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;

     >>   $150,000 for Phase 3 of our recommended geological work program; and

     >> $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

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

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services, and we have no new product or service planned or announced to the public. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for raw materials and there is no need for government approval of our products and services.

MARKETS AND CUSTOMERS

We are in the pre exploration stage and presently have no operating assets or customers. The market for metals that we expect to produce depends on factors beyond our control, including the extent of production, the proximity and capacity of transportation facilities and demand for metals.

COMPETITION

The mining industry is highly competitive. Competitors will include major mining companies, other independent resource companies and individual producers and operators, most of which will have financial resources, personnel and facilities substantially greater than we have. We will face intense competition for the acquisition of mineral leases and properties.

REGULATIONS

Our proposed business will be affected by numerous laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the resource industry. Most of our extraction operations will require permits or authorizations from federal, provincial or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We expect that our operations will comply in all material respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the resource industry.

ENVIRONMENTAL MATTERS

Our proposed business activities will be subject to extensive federal, provincial and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly.

EMPLOYEES

Our only current employee is Mike P. Kurtanjek our President and sole executive officer.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are a new enterprise intending to engage in the business of mining exploration and development. The business of acquiring, developing and producing mineral reserves is inherently risky.

WE ARE AN EXPLORATION STAGE COMPANY WITH NO MINERAL PROPERTIES AND NO OPERATING HISTORY IN THE BUSINESS OF MINING EXPLORATION AND DEVELOPMENT. ACCORDINGLY, YOU WILL HAVE NO BASIS UPON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We are an exploration stage company and have no current properties or operations. Our business plan involves our engagement in mineral exploration, which may include our acquisition and development, in Western Canada and elsewhere, of mining properties. As a proposed mineral exploration and development company with no operating history or properties and related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the resource industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit mineral reserves on terms that will be commercially viable for us.

OUR PROBABLE LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN US, AS OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY DETERIORATE IF WE FAIL TO DIVERSIFY.

Our business will focus on the mining industry in a single or limited number of businesses and properties. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

STRATEGIC RELATIONSHIPS UPON WHICH WE MAY RELY ARE SUBJECT TO CHANGE, WHICH MAY DIMINISH OUR ABILITY TO CONDUCT OUR OPERATIONS.

Our ability to successfully acquire mineral properties, to discover reserves, to participate in extraction opportunities and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable businesses and properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavour to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfil our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

WE MAY NOT BE ABLE TO EFFECTIVELY ESTABLISH MINING OPERATIONS OR MANAGE OUR GROWTH, WHICH MAY HARM OUR PROFITABILITY.

Our strategy envisions establishing and expanding our mining business. If we fail to effectively establish mining operations and thereafter manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

     *    meet our capital needs;

     *    expand our systems effectively or efficiently or in a timely manner;

     *    allocate our human resources optimally;

     *    identify and hire qualified employees or retain valued employees; or

     * incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth,  our operations and our financial results
could  be  adversely   affected  by  inefficiency,   which  could  diminish  our
profitability.

OUR BUSINESS MAY SUFFER IF WE DO NOT ATTRACT AND RETAIN TALENTED PERSONNEL.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

OUR MANAGEMENT TEAM DOES NOT HAVE EXTENSIVE EXPERIENCE IN PUBLIC COMPANY MATTERS, WHICH COULD IMPAIR OUR ABILITY TO COMPLY WITH LEGAL AND REGULATORY REQUIREMENTS.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately responds to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR FINANCIAL CONDITION

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our private offerings completed during the 11 months ended December 31, 2007, provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favourable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our mineral properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if mineral prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND EXPECT TO CONTINUE TO INCUR LOSSES UNTIL WE ESTABLISH PROFITABLE BUSINESS OPERATIONS. THIS COULD DRIVE THE PRICE OF OUR STOCK DOWN.

We incurred a net loss of $194,066 for the 11 months ended December 31, 2007. As at December 31, 2007 we had an accumulated deficit in the aggregate amount of $194,066. If we fail to achieve profitability and continue to incur losses, the price of our common stock can be expected to fall.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

The report of our independent registered public accounting firm, Moores & Associates CHTD, on our financial statements for the 11 months ended December 31, 2007 contains an explanatory paragraph that expresses doubt as to our ability to continue as a going concern. We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. Accordingly, there can be no assurance that the Report of our Independent Registered Public Accounting Firm on our future financial statements for any future period will not include a similar explanatory paragraph if we are unable to successfully implement our business plan. The expression of such doubt by our independent registered public accounting firm or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

RISKS RELATED TO OUR INDUSTRY

AMENDMENTS TO CURRENT LAWS AND REGULATIONS GOVERNING OUR PROPOSED OPERATIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PROPOSED BUSINESS.

Our business will be subject to substantial regulation under provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of minerals and other matters. Amendments to current laws and regulations governing operations and activities of resource operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the resource industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of mining and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

ESTIMATES OF MINERAL RESERVES THAT WE MAKE MAY BE INACCURATE WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of minerals will be realized. In general, estimates of recoverable mineral resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable minerals, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

ABANDONMENT AND RECLAMATION COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the minerals that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

PENALTIES WE MAY INCUR COULD IMPAIR OUR BUSINESS.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT OUR BUSINESS.

Mineral extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with resource operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

CHALLENGES TO TITLE TO OUR PROPERTIES MAY IMPACT OUR FINANCIAL CONDITION.

Title to mineral interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

RISKS RELATED TO OUR COMMON STOCK

THE LIMITED TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY IMPAIR YOUR ABILITY TO SELL YOUR SHARES.

There has been a no trading market for our common stock since our inception. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

     * dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

     * announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

     * fluctuations in revenue from our mineral business as new reserves come to market;

     * changes in the market for commodities or in the capital markets generally;

     *    quarterly variations in our revenues and operating expenses;

     * changes in the valuation of similarly situated companies, both in our industry and in other industries;

     * changes in analysts' estimates affecting us, our competitors or our industry;

     * changes in the accounting methods used in or otherwise affecting our industry;

     *    additions and departures of key personnel;

     * fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of minerals in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favourable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2: DESCRIPTION OF PROPERTY

Our principal executive office is located at Suite 1000, 888 3rd Street S.W., Calgary, Alberta T2P 5C5, Canada.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the 11 months December 31, 2007 through the solicitation of proxies or otherwise.

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company intends to make application to FINRA for the Company's shares to be quoted on the OTCBB. The Company's application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain "forward-looking statements," including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437.5, $75,000 and $150,000 respectively. We had $26,939 in cash reserves as of the period ended December 31, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We will commence Phase 1 of the exploration program once we receive funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

     >> $828.49 to be paid to the British Columbia Provincial government to keep the claims valid;

     >> $16,363.75 in connection with the completion of Phase 1 of our recommended geological work program;

     >> $75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;

     >>   $150,000 for Phase 3 of our recommended geological work program; and

     >> $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

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

We incurred total operating expenses of $193,982 for the 11 months ended December 31, 2007. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. We incurred $20,000 in mineral property costs. Legal and professional fees for the 11 months ended December 31, 2007 were $141,177 and were incurred in connection with filing of periodic reports, SEC compliance filings and general corporate matters.

Our total loss for the 11 months ended December 31, 2007 was $194,066. Our total loss from inception to December 31, 2007 was $194,066.

SELECTED FINANCIAL INFORMATION

                                                    December 31, 2007
                                                    -----------------
     Current Assets                                      $26,939
     Total Assets                                        $26,939
     Current Liabilities                                 $18,717
     Stockholders' Equity                                $ 8,222

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash in the bank of approximately $26,939 (some funds are denominated in Canadian dollars).

We issued 25,000,000 shares of common stock on January 31, 2007 for cash of $86,250 and issued 264,000 shares of common stock on September 1, 2007 for cash of $66,000 and issued 186,560 shares of common stock on October 1, 2007 for $46,640.

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that our policies may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented in the notes to our financial statements.

When we prepare our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. We base these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying value of assets and liabilities that are not readily available from other sources. Actual results could differ from the amounts previously estimated, which were based on the information available at the time the estimates were made. Changes in estimates are recorded if and when better information becomes available.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make an assumption about a matter that was highly uncertain at the time the estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of a different estimate that we reasonably could have used in the current period, could have a material impact on our consolidated results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS -

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE MEASUREMENT.

The Company does not expect the adoption of SFAS 159 to materially effect the Company's financial position or results of operations. Management does not
believe   that  any  recently   issued,   but  not  yet   effective   accounting
pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2007 the Company issued 25,000,000 shares of Common Stock for cash of $86,250.

On September 1, 2007 the Company issued 264,000 shares of Common Stock by private placement for cash of $66,000.

On October 1, 2007 the Company issued 186,560 shares of Common Stock by private placement for cash of $46,640.

                         PART II - FINANCIAL INFORMATION

ITEM 7: FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Avro Energy, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Avro Energy, Inc. (An Exploration Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows since inception on January 31, 2007 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avro Energy, Inc. (An Exploration Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows since inception on January 31, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
March 27, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                             (Stated in US Dollars)

                                                                    December 31,
                                                                       2007
                                                                     ---------
                                     ASSETS

Current Assets
  Cash                                                               $  26,939
                                                                     ---------

      Total current assets                                           $  26,939
                                                                     =========

                                   LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                           $  18,717
                                                                     ---------

      Total current liabilities                                         18,717
                                                                     ---------

                            STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
  100,000,000 shares authorized
  25,450,560 shares issued                                              25,451
Additional paid-in capital                                             173,439
Accumulated comprehensive income                                         3,398
Deficit accumulated during the exploration stage                      (194,066)
                                                                     ---------

      Total Stockholders' Equity (Deficit)                               8,222
                                                                     ---------

      Total Liabilities and Stockholders' Equity (Deficit)           $  26,939
                                                                     =========


         The accompanying notes are an integral part of these statements

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)

                                                                January 31, 2007
                                                                    (Date of
                                                                   Inception)
                                                                       To
                                                                   December 31,
                                                                      2007
                                                                   -----------
EXPENSES:
  Accounting and audit fees                                        $     5,683
  Legal and professional fees                                          147,340
  Office and administration                                             20,959
  Mineral property costs                                                20,000
                                                                   -----------

Total expenses                                                         193,982
                                                                   ===========

      Net (loss) from Operations                                      (193,982)

OTHER INCOME AND EXPENSES:
  Gain (loss) from Currency Transaction                                    (84)
                                                                   -----------
      Net Income (loss) before Taxes                                  (194,066)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                                        --
                                                                   -----------

     Net Income (loss) for the period                              $  (194,066)
                                                                   ===========

Other Comprehensive Income (loss)                                        3,398
                                                                   -----------

Total Comprehensive income (loss)                                  $  (190,668)
                                                                   ===========

Basic and diluted loss per common share                            $     (0.01)
                                                                   ===========

Weighted average number of common shares outstanding                25,146,470
                                                                   ===========


         The accompanying notes are an integral part of these statements

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    for the period January 31, 2007 (Date of Inception) to December 31, 2007
                             (Stated in US Dollars)

                                                                                              Deficit
                                                                                            Accumulated
                                                   Common    Additional        Other          During
                                                   Stock       Paid-In     Comprehensive    Development    Stockholders'
                                      Shares       Amount      Capital        Income           Stage           Equity
                                      ------       ------      -------        ------           -----           ------
Balance January 31, 2007
 - Inception                               --     $    --     $     --        $    --        $      --       $      --
Stock issued for cash -
 January 31, 2007                  25,000,000      25,000       61,250             --               --          86,250
Stock issued for cash -
 September 1, 2007                    264,000         264       65,736             --               --          66,000
 October 1, 2007                      186,560         187       46,453         46,640
Foreign currency
 translation adjustment                    --          --           --          3,398               --           3,398

Net (Loss)                                 --          --           --             --         (194,066)       (194,066)
                                   ----------     -------     --------        -------        ---------       ---------

Balance - December 31, 2007        25,450,560     $25,451     $173,439        $ 3,398        $(194,066)      $   8,222
                                   ==========     =======     ========        =======        =========       =========


         The accompanying notes are an integral part of these statements

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                             (Stated in US Dollars)

                                                                January 31, 2007
                                                                    (Date of
                                                                   Inception)
                                                                       To
                                                                   December 31,
                                                                      2007
                                                                    ---------
Operating Activities
  Net (loss) for the period                                         $(194,066)
  Change in non-cash working capital balances
   related to operations
     Foreign currency income                                            3,398
     Accounts payable and accrued liabilities                          18,717
                                                                    ---------

Cash used in operating activities                                    (171,951)
                                                                    ---------
Financing Activities
  Capital stock issued                                                198,890
                                                                    ---------

Cash from financing activities                                        198,890
                                                                    ---------

Increase (decrease) in cash during the period                          26,939

Cash, beginning of the period                                              --
                                                                    ---------

Cash, end of the period                                             $  26,939
                                                                    =========

Cash Paid For:
  Interest                                                          $      --
                                                                    =========
  Income Tax                                                        $      --
                                                                    =========

Non-cash Activities                                                 $      --
                                                                    =========


         The accompanying notes are an integral part of these statements

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007
                             (Stated in US Dollars)


1.   DESCRIPTION  OF  BUSINESS,  HISTORY AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
     POLICIES

     DESCRIPTION OF BUSINESS AND HISTORY - Avro Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of mineral properties for molybdenum and other metals. The Company's operations were limited to general administrative operations and is considered an Exploration stage company in accordance with Statement of Financial Accounting Standards No. 7.

     The Company has acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. The Company's Molybdenum Property comprises one mineral claim containing 9 cell claim units totalling 188.293 hectares.

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

     GOING CONCERN. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. As reflected in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     NET INCOME (LOSS) PER COMMON SHARE - The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the 11 months ended December 31, 2007, Nil options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

     COMPREHENSIVE INCOME (LOSS) - The Company's funds at December 31, 2007 were held in Canadian and U.S. Dollar bank accounts. Foreign currency translation gains for the 11 months ended December 31, 2007 amounted to $3,398. Total foreign currency translation gains from January 1, 2007 to December 31, 2007 were $3,398.

     FOREIGN CURRENCY TRANSLATION - The Company's functional currency is Canadian Dollar but also maintains funds in US Dollar bank accounts. The Company uses the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52 - "Foreign Currency Translation". Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     FOREIGN CURRENCY TRANSLATION - continued

     Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable and accrued expenses approximate fair value at December 31, 2007 because of the relatively short maturity of the instruments.

     REVENUE RECOGNITION - The Company has no revenues to date from its operations.

     NEW ACCOUNTING PRONOUNCEMENTS -

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

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

     A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE MEASUREMENT.

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     NEW ACCOUNTING PRONOUNCEMENTS - continued

     The Company does not expect the adoption of SFAS 159 to materially effect the Company's financial position or results of operations. Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.   MINERAL PROPERTY

     The Company has acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. The Company's Molybdenum Property comprises one mineral claim containing 9 cell claim units totalling 188.293 hectares. Mineral property costs of $20,000 to date have been expensed.

3.   CAPITAL STOCK

     Authorized:

     100,000,000 Shares of Common Stock with a par value of $0.001 per share.

     Issued:

     As of December 31, 2007, there are 25,450,560 shares issued and outstanding for a total cash consideration of $198,890.

     There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

4.   LITIGATION

     As of December 31, 2007, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

ITEM 8. CONTROLS AND PROCEDURES

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

LIMITATIONS ON EFFECTIVE CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, the Chief Executive Officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

EVALUATION OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting purposes accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transaction; providing reasonable assurance that transactions are recorded as necessary for preparations of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisitions, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the company's internal control over financial reporting was effective as of December 31, 2007. There where no changes in our internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                                                                                       Served as a Director
     Name                   Age           Position with Registrant                       or Officer since
     ----                   ---           ------------------------                       ----------------
Mike P. Kurtanjek           56     President, Chief Executive Officer and Director        January 1, 2007
Michael Heenan              55     Director                                               June 1, 2007
Marilyn Woodruf             41     Secretary and Director                                 June 1, 2007

Mike P. Kurtanjek, 56, has been self-employed with Grosvenor Capital Limited since 1995. Prior to that time, he was employed by Credit Lyonnais, James Capel & Co. and Prudential Assurance Company as a Fund Manager and Investment Banker. Mr. Kurtanjek was the manager of the Natural Resources Group of The British Sulphur Corporation where he managed several Work Bank sponsored projects focused on oil and gas in several North African and Middle Eastern countries.

Michael Heenan, 55, is an independent businessman involved in the oil and gas industry in Canada.

Marilyn Woodruff, 41, is an independent businesswoman with interest in imports and sale of goods from Russia.

Neither Mr. Kurtanjek nor Mr. Heenan nor Ms. Woodruf is related to any of our other directors or officers. During the last two years, there have been no transactions, or proposed transactions, to which we were or are a party, in which Messrs. Kurtanjek or Heenan or Ms. Woodruf had or is to have a direct or indirect material interest.

All directors are elected annually by our shareholders and hold office until the next annual meeting. Each officer holds office at the pleasure of the board of directors.

CODE OF ETHICS

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written code of ethics would benefit the shareholders.

AUDIT COMMITTEE

Since we have only three directors, we have neither an audit committee of the Board of Directors nor an "audit committee financial expert", as such term is defined under the Securities Exchange Act.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the 11 months ended December 31, 2007.

                                                Annual Compensation                       Long Term Compensation
                                           ------------------------------  -------------------------------------------------
                                                                           Restricted
                                                             Other Annual    Stock     Options/      LTIP        All Other
Name                Title          Year    Salary    Bonus   Compensation   Awarded    SARs (#)   Payouts ($)   Compensation
----                -----          ----    ------    -----   ------------   -------    --------   -----------   ------------
Mike P. Kurtanjek  President,      2007      $0       $0         $0            $0         $0          $0            $0
                   CEO, CFO and
                   Director

Michael Heenan     Director        2007      $0       $0         $0            $0         $0          $0            $0

Marilyn Woodruf    Secratery       2007      $0       $0         $0            $0         $0          $0            $0
                   and Director

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 8, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                                                Shares of            Options
Title of Class                   Name of Beneficial Owner      Common Stock          (Vested)       Percent of Class
--------------                   ------------------------      ------------          --------       ----------------
Common                           Mike P. Kurtanjek               4,800,000              0                 19.2%

Common                           Michael Heenan                    100,000              0                  0.4%

Common                           Marilyn Woodruf                   100,000              0                  0.4%

Directors and Officers as a
 Group consisting of one person                                  5,000,000              0                   20%

The above calculations were made on 25,450,560 shares of our Common Stock outstanding as of March 8, 2008.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit
Number                             Description
------                             -----------
 3.1(1) Articles of Incorporation as filed with the Nevada Secretary of State on January 31, 2007.
 3.3(1)   Bylaws of the Registrant
31.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-1/A, filed on May 2, 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates CHTD, independent public accountants, are our principal accountants. They billed the following fees for the services indicated in the following fiscal years:

                                          Fiscal year-ended
                                          December 31, 2007
                                          -----------------

     Audit fees                                $    0
     Audit-related fees                        $    0
     Tax fees                                  $    0
     All other fees                            $3,000

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          /s/ Mike P. Kurtanjek
                                          --------------------------------------
                                          MIKE KURTANJEK
                                          President, Chief Executive Officer and
                                          Director

                                          Dated: March 31, 2008