Form 10-Q
period 2008-03-31
Avro Energy Inc.
filed 2008-05-21
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

                       For the Period ended March 31, 2008

                       Commission File Number 333-1416686


                                AVRO ENERGY INC.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                 20-8387017
(State of Incorporation)                                (IRS Employer ID Number)

                 Bankers Hall, 10th Floor, 888 - 3rd Street S.W.
                            Calgary, Alberta, T2P 5C5
                              Phone: (403) 444-6413
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, the registrant had 25,450,560 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The reviewed financial statements for the quarter ended March 31, 2008 immediately follow.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                 March 31,          December 31,
                                                                   2008                2007
                                                                 ---------           ---------
                                     ASSETS

Current
  Cash                                                           $   7,069           $  26,939
  Prepaid expenses and deposits                                        722                  --
                                                                 ---------           ---------

      Total Assets                                               $   7,791           $  26,939
                                                                 =========           =========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                       $  19,067           $  18,717
                                                                 ---------           ---------

      Total Liabilities                                             19,067              18,717
                                                                 ---------           ---------

                         STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value
  100,000,000 shares authorized
  25,450,560 shares issued and outstanding                          25,451              25,451
Additional paid-in capital                                         173,439             173,439
Accumulated comprehensive income                                     2,908               3,398
Deficit accumulated during the pre-exploration stage              (213,074)           (194,066)
                                                                 ---------           ---------

      Total Stockholders' Equity (Deficit)                         (11,276)              8,222
                                                                 ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)             $   7,791           $  26,939
                                                                 =========           =========

Nature and Continuance of Operations - Note 1


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                          January 31, 2007      January 31, 2007
                                                      Three Months            (Date of              (Date of
                                                         Ended              Inception) To         Inception) To
                                                        March 31,             March 31,             March 31,
                                                          2008                  2007                  2008
                                                       -----------           -----------           -----------
EXPENSES
  Accounting and audit fees                            $     3,000           $        --           $     8,683
  Legal and professional fees                                8,922                   855               156,262
  Office and administration                                  7,086                 2,520                28,045
  Mineral property costs                                        --                20,000                20,000
                                                       -----------           -----------           -----------

Total expenses                                         $   (19,008)          $   (23,375)          $  (212,990)
                                                       ===========           ===========           ===========

      Net loss from Operations                             (19,008)              (23,375)             (212,990)

OTHER INCOME AND EXPENSES
  Loss from Currency Translation                                --                    --                   (84)
                                                       -----------           -----------           -----------

      Net loss before Taxes                                (19,008)              (23,375)             (213,074)

PROVISION FOR INCOME TAXES
  Income Tax Benefit                                            --                    --                    --
                                                       -----------           -----------           -----------

      Net Loss                                         $   (19,008)          $   (23,375)          $  (213,074)
                                                       ===========           ===========           ===========

Other Comprehensive Income (loss)                             (490)                   --                 2,908
                                                       -----------           -----------           -----------

Total Comprehensive income (loss)                      $   (19,498)          $   (23,375)          $  (210,166)
                                                       ===========           ===========           ===========

Basic and diluted loss per share                       $     (0.00)          $     (0.00)          $     (0.01)
                                                       ===========           ===========           ===========

Weighted average number of shares outstanding           25,450,560            25,000,000            25,211,581
                                                       ===========           ===========           ===========

     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                       January 31, 2007    January 31, 2007
                                                     Three Months          (Date of            (Date of
                                                        Ended            Inception) To       Inception) To
                                                       March 31,           March 31,           March 31,
                                                         2008                2007                2008
                                                       ---------           ---------           ---------
OPERATING ACTIVITIES
  Net loss for the period                              $ (19,008)          $ (23,375)          $(213,074)
  Change in non-cash working capital balances
   related to operations
  Foreign currency income (loss)                            (490)                 --               2,908
  Prepaid expenses and deposits                             (722)                 --                (722)
  Accounts payable and accrued liabilities                   350                  --              19,067
                                                       ---------           ---------           ---------

Cash used in operating activities                        (19,870)            (23,375)           (191,821)
                                                       ---------           ---------           ---------
FINANCING ACTIVITIES
  Capital stock issued                                        --              86,250             198,890
                                                       ---------           ---------           ---------

Cash from financing activities                                --              86,250             198,890
                                                       ---------           ---------           ---------

Increase (decrease) in cash during the period            (19,870)             62,875               7,069

Cash, beginning of the period                             26,939                  --                  --
                                                       ---------           ---------           ---------

Cash, end of the period                                $   7,069           $  62,875           $   7,069
                                                       =========           =========           =========

Non-cash Activities                                            0                   0                   0


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


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

     The Company has acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. The Company's Molybdenum Property comprises one mineral claim containing 9 cell claim units totaling 188.293 hectares.

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

     GOING CONCERN. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

     As shown in the accompanying financial statements, the Company has incurred a loss of $212,900 for the period from January 31, 2007 (inception) to March 31, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     YEAR END - The Company's fiscal year end is December 31.

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended March 31, 2008, Nil options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. MINERAL PROPERTY

     The Company has acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. The Company's Molybdenum Property comprises one mineral claim containing 9 cell claim units totaling 188.293 hectares. Mineral property costs of $20,000 to date have been expensed.

3. CAPITAL STOCK

     AUTHORIZED:

     100,000,000 Shares of Common Stock with a par value of $0.001 per share.

     ISSUED:

     As of March 31, 2008, there are 25,450,560 shares issued and outstanding for a total cash consideration of $198,890.

     There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

     The Company has no stock option plan, warrants or other dilutive securities.

4. COMPREHENSIVE INCOME

     The functional currency of the Company is Canadian Dollar. At March 31, 2008 the Company maintained account balances of Cdn$1,839 (approximately US$1,792) and US$5,277.

5.  LITIGATION

     As of March 31, 2008, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

BUSINESS

PLAN OF OPERATION

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437, $75,000 and $150,000 respectively. We had $7,069 in cash reserves as of the period ended March 31, 2008. The lack of cash has kept us from conducting any exploration work on the property.

We will commence Phase 1 of the exploration program once we receiving funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

     * $828.49 to be paid to the British Columbia Provincial government to keep the claims valid;
     * $16,363.75 in connection with the completion of Phase 1 of our recommended geological work program;
     * $75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;
     *    $150,000 for Phase 3 of our recommended geological work program; and
     * $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

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

We incurred total operating expenses of $19,008 for the three months ended March 31, 2008 compared to $23,375 for the quarter ended March 31, 2007 and $213,074 for the period from January 1, 2007 to March 31, 2008. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. We incurred $20,000 in mineral property costs in the quarter ended March 31, 2007. Legal and professional fees for the three months ended March 31, 2008 were $8,922 and compare with legal and professional fees of $855 for the quarter ended March 31, 2007. Our legal and professional fees from inception to March 31, 2008 were $156,262.

Our total loss for the three months ended March 31, 2006 was $19,498 compared to a loss of $23,375 for the quarter ended March 31, 2007. Our total loss from inception to March 31, 2008 was $210,166.

SELECTED FINANCIAL INFORMATION

                                                      March 31, 2008
                                                      --------------
              Current Assets                             $  7,791
              Total Assets                               $  7,791
              Current Liabilities                        $ 19,067
              Stockholders' Equity (Deficiency)          $(11,276)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had cash in the bank of approximately $7,069 (some funds are denominated in Canadian dollars).

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares during the three months ended March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number
--------------
    31.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
                1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
                1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Avro Energy Inc.


/s/ Mike P. Kurtanjek
------------------------------------
Mike P. Kurtanjek
President, Chief Executive Officer,
Chief Financial Officer and Director

Date: May 20, 2008