Form 10-Q
period 2008-06-30
Avro Energy Inc.
filed 2008-08-13
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________

                       Commission File Number: 333-1416686


                                AVRO ENERGY INC.
             (Exact name of Registrant as specified in its charter)

             Nevada                                              20-8387017
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          9 Church Lane
      West Sussex, England                       Telephone: 011-44-77-68-511-988
              RH103PT                            (Registrant's telephone number,
(Address of principal executive offices)               including area code)

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

We had a total of 25,450,560 shares of common stock issued and outstanding at May 15, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)

                                                                  June 30,          December 31,
                                                                   2008                2007
                                                                 ---------           ---------
                                                                (Unaudited)
                                     ASSETS

Current
  Cash                                                           $     185           $  26,939
  Prepaid expenses and deposits                                        722                  --
                                                                 ---------           ---------

      Total Assets                                               $     907           $  26,939
                                                                 =========           =========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                       $  24,065           $  18,717
                                                                 ---------           ---------

      Total Liabilities                                             24,065              18,717
                                                                 ---------           ---------

                         STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value
  100,000,000 shares authorized
  25,450,560 shares issued and outstanding                          25,451              25,451
Additional paid-in capital                                         173,439             173,439
Accumulated comprehensive income                                     2,930               3,398
Deficit accumulated during the exploration stage                  (224,978)           (194,066)
                                                                 ---------           ---------
Total Stockholders' Equity (Deficit)                               (23,158)              8,222
                                                                 ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)             $     907           $  26,939
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                          January 31, 2007   January 31, 2007
                                      Three Months      Three Months       Six Months         (Date of          (Date of
                                         Ended             Ended             Ended          Inception) to     Inception) to
                                        June 30,          June 30,          June 30,          June 30,          June 30,
                                          2008              2007              2008              2007              2008
                                       -----------       -----------       -----------       -----------       -----------
EXPENSES
  Accounting and audit fees            $     2,000       $     3,000       $     5,000       $     3,000       $    10,683
  Legal and professional fees                9,500            60,000            18,422            60,855           165,762
  Office and administration                    404                13             7,490             2,533            28,449
  Mineral property costs                        --                --                --            20,000            20,000
                                       -----------       -----------       -----------       -----------       -----------

Total expenses                             (11,904)          (63,013)          (30,912)          (86,388)         (224,894)
                                       -----------       -----------       -----------       -----------       -----------

Net loss from Operations                   (11,904)          (63,013)          (30,912)          (86,388)         (224,894)

OTHER INCOME AND EXPENSES
  Loss from Currency Translation                --                --                --                --               (84)
                                       -----------       -----------       -----------       -----------       -----------

Net loss before Taxes                      (11,904)          (63,013)          (30,912)          (86,388)         (224,978)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                             0                 0                 0                 0                 0
                                       -----------       -----------       -----------       -----------       -----------

Net Loss                               $   (11,904)      $   (63,013)      $   (30,912)      $   (86,388)      $  (224,978)
                                       ===========       ===========       ===========       ===========       ===========

Other Comprehensive Income (loss)                0                 0              (490)                0             2,908
                                       -----------       -----------       -----------       -----------       -----------

Total Comprehensive income (loss)      $   (11,904)      $   (63,013)      $   (31,402)      $   (86,388)      $  (222,070)
                                       ===========       ===========       ===========       ===========       ===========

Basic and diluted loss per share       $        (0)      $        (0)      $        (0)      $        (0)
                                       ===========       ===========       ===========       ===========
Weighted average number of shares
 outstanding                            25,450,560        25,000,000        25,450,560        25,000,000
                                       ===========       ===========       ===========       ===========


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                      January 31, 2007      January 31, 2007
                                                    Six Months            (Date of             (Date of
                                                      Ended             Inception) to        Inception) to
                                                     June 30,             June 30,             June 30,
                                                       2008                 2007                 2008
                                                    ----------           ----------           ----------
OPERATING ACTIVITIES
  Net loss for the period                           $  (30,912)          $  (86,388)          $ (224,978)
  Change in non-cash working capital balances
   related to operations
     Foreign currency income (loss)                       (468)                  --                2,930
     Prepaid expenses and deposits                        (722)                  --                 (722)
     Accounts payable and accrued liabilities            5,348                  319               24,065
                                                    ----------           ----------           ----------

Cash used in operating activities                      (26,754)             (86,069)            (198,705)
                                                    ----------           ----------           ----------
FINANCING ACTIVITIES
  Capital stock issued                                      --              132,890              198,890
                                                    ----------           ----------           ----------

Cash from financing activities                              --              132,890              198,890
                                                    ----------           ----------           ----------

Increase (decrease) in cash during the period          (26,754)              46,821                  185

Cash, beginning of the period                           26,939                   --                   --
                                                    ----------           ----------           ----------

Cash, end of the period                             $      185           $   46,821           $      185
                                                    ==========           ==========           ==========

Non-cash Activities                                          0                    0                    0


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


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

     Mr. Michael Heenan was appointed as a Director of the Company on June 1, 2007. Ms. Marilyn Woodruff was appointed as a Director of the Company on June 1, 2007. Ms. Woodruff was also appointed as the Secretary for the Company effective June 1, 2007. On June 11, 2008 Ms. Woodruff resigned as Director and Secretary. On June 11, 2008 Mr. Donny Fitzgerald was appointed as Director and Secretary.

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

     As shown in the accompanying financial statements, the Company has incurred a loss of $224,978 for the period from January 31, 2007 (inception) to June 30, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the six month period ended June 30, 2008, Nil options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

     A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE MEASUREMENT.

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

     Issued:

     As of June 30, 2008, there are 25,450,560 shares issued and outstanding for a total cash consideration of $198,890.

     There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

4. COMPREHENSIVE INCOME

     The functional currency of the Company is Canadian Dollar. At June 30, 2008 the Company maintained account balances of USD $185 (approximately US$151 and CDN $34).

5.  LITIGATION

     As of June 30, 2008, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

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

PLAN OF OPERATION

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437, $75,000 and $150,000 respectively. We had $185 in cash reserves as of the period ended June 30, 2008. The lack of cash has kept us from conducting any exploration work on the property.

We will commence Phase 1 of the exploration program once we receiving funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

     >> $1000 to be paid to the British Columbia Provincial government to keep the claims valid;
     >> $16,363.75 in connection with the completion of Phase 1 of our recommended geological work program;
     >> $75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;
     >>   $150,000 for Phase 3 of our recommended geological work program; and
     >> $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

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

We incurred total operating expenses of $30,912 for the six months ended June 30, 2008 compared to $86,388 for the six months ended June 30, 2007 and $224,978 for the period from January 31, 2007 to June 30, 2008. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. Legal and professional fees for the six months ended June 30, 2008 were $18,422 compared to legal and professional fees of $60,855 for the period ending June 30, 2007.

Our total loss for the six months ended June 30, 2008 was $30,912 compared to a loss of $86,388 for the six months ended June 30, 2007. Our total loss from inception to June 30, 2008 was $224,978.

SELECTED FINANCIAL INFORMATION

                                                               June 30, 2008
                                                               -------------

     Current Assets                                               $    907
     Total Assets                                                 $    907
     Current Liabilities                                          $ 24,065
     Stockholders' Equity (Deficiency)                            $(23,158)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash in the bank of approximately $185 (some funds are denominated in Canadian dollars).

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares during the six months ended June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

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

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2008.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                         Description of Exhibit
--------------                         ----------------------

    3.1             Articles of Incorporation(1)

    3.2             Bylaws(1)

    31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

    32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1) Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on March 30, 2007.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2008

          Signature                              Title                                     Date
          ---------                              -----                                     ----


By: /s/ MIKE P. KURTANJEK              Chief Executive Officer,                      August 13, 2008
   -----------------------------       Chief Financial Officer,
   Mike P. Kurtanjek                   President, Secretary, Treasurer
                                       and Director (Principal Executive
                                       Officer and Principal Accounting Officer)