Form 10-Q
period 2008-09-30
Avro Energy Inc.
filed 2008-11-14
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2008

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

           9 Church Lane
       West Sussex, England
              RH103PT                            Telephone: 011-44-77-68-511-988
(Address of principal executive offices)         (Registrant's telephone number,
                                                        including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 25,450,560 shares of common stock issued and outstanding at November 14, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                               September 30,       December 31,
                                                                   2008                2007
                                                                 ---------           ---------
                                     ASSETS

Current
  Cash                                                           $   1,250           $  26,939
  Prepaid expenses and deposits                                        722                  --
                                                                 ---------           ---------

      Total Assets                                               $   1,972           $  26,939
                                                                 =========           =========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                       $  24,495           $  18,717
  Loan from Related Party                                            3,000                   0
                                                                 ---------           ---------

      Total Liabilities                                             27,495              18,717
                                                                 ---------           ---------

                         STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value
  100,000,000 shares authorized
  25,450,560 shares issued and outstanding                          25,451              25,451
Additional paid-in capital                                         173,439             173,439
Accumulated comprehensive income                                     2,774               3,398
Deficit accumulated during the exploration stage                  (227,187)           (194,066)
                                                                 ---------           ---------

      Total Stockholders' Equity (Deficit)                         (25,523)              8,222
                                                                 ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)             $   1,972           $  26,939
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                              January 31, 2007
                                            Three Months Ended                   Nine Months Ended         (Date of Inception) to
                                               September 30,                       September 30,                September 30,
                                          2008               2007             2008               2007               2008
                                      ------------       ------------     ------------       ------------       ------------
EXPENSES
  Accounting and audit fees           $      1,500       $          0     $      6,500       $      3,000       $     12,183
  Legal and professional fees                  710             60,000           19,132            120,855            166,472
  Office and administration                     83              3,303            7,573              5,836             28,532
  Mineral property costs                        --                 --               --             20,000             20,000
                                      ------------       ------------     ------------       ------------       ------------

Total Expenses                        $     (2,293)      $    (63,303)    $    (33,205)      $   (149,691)      $   (227,187)
                                      ============       ============     ============       ============       ============

      Net loss from Operations              (2,293)           (63,303)         (33,205)          (149,691)          (227,187)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                             0                  0                0                  0                  0
                                      ------------       ------------     ------------       ------------       ------------

Net Loss                              $     (2,293)      $    (63,303)    $    (33,205)      $   (149,691)      $   (227,187)
                                      ============       ============     ============       ============       ============

Other Comprehensive Income (loss)                0              4,298                0              4,298              2,908

Total Comprehensive income (loss)     $     (2,293)      $    (59,005)    $    (33,205)      $   (145,393)      $   (224,279)
                                      ------------       ------------     ------------       ------------       ------------

Basic and diluted loss per share      $         (0)      $         (0)    $         (0)      $         (0)
                                      ------------       ------------     ------------       ------------

Weighted average number of shares
 outstanding                            25,450,560         25,083,217       25,450,560         25,031,636
                                      ------------       ------------     ------------       ------------

     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                 January 31, 2007
                                                              Three Months Ended        Nine Months Ended     (Date of Inception) to
                                                                 September 30,             September 30,           September 30,
                                                            2008           2007         2008           2007            2008
                                                          --------      ---------    ---------      ----------      ---------
OPERATING ACTIVITIES
  Net loss for the period                                 $ (2,293)     $ (63,303)   $ (33,205)     $ (149,691)     $(227,271)
  Change in non-cash working capital balances
   related to operations
     Foreign currency income (loss)                            (72)         4,298         (540)          4,298          3,288
     Prepaid expenses and deposits                              --             --         (722)             --           (722)
     Accounts payable and accrued liabilities                  430         13,360        5,778          13,679         24,065
                                                          --------      ---------    ---------      ----------      ---------

Cash used in operating activities                           (1,935)       (45,645)     (28,689)       (131,714)      (200,640)

FINANCING ACTIVITIES
  Capital stock issued                                          --         66,000           --         152,250        152,250
  Subscriptions received                                        --             --           --          46,640         46,640
  Related Party Loan                                          3000             --         3000              --          3,000
  Cash from financing activities                                --         66,000           --         198,890        201,890
                                                          --------      ---------    ---------      ----------      ---------

Increase (decrease) in cash during the period                1,065         20,355      (25,689)         67,176          1,250
Cash, beginning of the period                                  185         46,821       26,939              --             --
                                                          --------      ---------    ---------      ----------      ---------
Cash, end of the period                                   $  1,250      $  67,176    $   1,250      $   67,176      $   1,250
                                                          ========      =========    =========      ==========      =========

Cash Paid For:
  Interest                                                $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Income Tax                                              $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service            $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Stock issued for accounts payable                       $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Stock issued for notes payable and interest             $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Stock issued for convertible debentures and interest    $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Convertible debentures issued for services              $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Warrants issued                                         $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Stock issued for penalty on default of convertible
   debentures                                             $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Note payable issued for finance charges                 $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========
  Forgiveness of note payable and accrued interest        $     --      $      --    $      --      $       --      $      --
                                                          ========      =========    =========      ==========      =========

     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

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

     As shown in the accompanying financial statements, the Company has incurred a loss of $227,187 for the period from January 31, 2007 (inception) to September 30, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the nine-month period ended September 30, 2008, Nil options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

2. MINERAL PROPERTY

     The Company has acquired a molybdenum property that is located approximately 35 kilometres north of Vancouver BC, and approximately 2 kilometres north of the community of Britannia Beach, BC. The Company's Molybdenum Property comprises one mineral claim containing 9 cell claim units totalling 188.293 hectares. Mineral property costs of $20,000 to date have been expensed.

3. CAPITAL STOCK

     Authorized:

     100,000,000 Shares of Common Stock with a par value of $0.001 per share.

     Issued:

     As  of  September  30,  2008,  there  are  25,450,560   shares  issued  and
     outstanding for a total cash consideration of $198,890.

     There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

4. COMPREHENSIVE INCOME

     The functional currency of the Company is Canadian Dollar. At September 30, 2008 the Company maintained account balances of USD $1,250.

5.  LITIGATION

     As of September 30, 2008, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

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

PLAN OF OPERATION

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437, $75,000 and $150,000 respectively. We had $1,250 in cash reserves as of the period ended September 30, 2008. The lack of cash has kept us from conducting any exploration work on the property.

We will commence Phase 1 of the exploration program once we receiving funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

     * $1000 to be paid to the British Columbia Provincial government to keep the claims valid;
     * $16,363.75 in connection with the completion of Phase 1 of our recommended geological work program;
     * $75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;
     *    $150,000 for Phase 3 of our recommended geological work program; and
     * $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

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

RESULTS OF OPERATIONS

Since the date of our inception, January 31, 2007, we have not generated any revenues. We incurred total operating expenses of $33,205 for the nine months ended September 30, 2008 compared to $149,691 for the nine months ended September 30, 2007. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. Legal and professional fees for the nine-month period ended September 30, 2008 were $19,132 compared to legal and professional fees of $120,855 for the nine-month period ending September 30, 2007.

Our total loss for the nine months ended September 30, 2008 was $33,205 compared to a loss of $149,691 for the nine months ended September 30, 2007. Our total loss from inception to September 30, 2008 was $227,187.

SELECTED FINANCIAL INFORMATION

                                                     September 30, 2008
                                                     ------------------
             Current Assets                               $  1,972
             Total Assets                                 $  1,972
             Current Liabilities                          $ 27,945
             Stockholders' Equity (Deficiency)            $(25,523)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash in the bank of approximately $1,250.

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares during the nine months ended September 30, 2008.

ITEM 3. CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2008. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending September 30, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                              Description of Exhibit
------                              ----------------------

3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
         Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

----------
(1) Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on March 30, 2007.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008

          Signature                              Title                                     Date
          ---------                              -----                                     ----


By: /s/ MIKE P. KURTANJEK              Chief Executive Officer,                      November 14, 2008
   -----------------------------       Chief Financial Officer,
   Mike P. Kurtanjek                   President, Secretary, Treasurer
                                       and Director (Principal Executive
                                       Officer and Principal Accounting Officer)