Form 10-K
period 2008-12-31
Avro Energy Inc.
filed 2009-04-09
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission file number 000-53253


                                 AVRO ENERGY INC
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 20-8387017
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                  9 Church Lane
                              West Sussex, England
                                     RH103PT
               (Address of Principal Executive Offices & Zip Code)

                              011-44-77-68-511-988
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 31, 2009, the registrant had 25,450,560 shares of common stock issued and outstanding.

                                 AVRO ENERGY INC.
                                TABLE OF CONTENTS


Item 1.  Business...........................................................   3

Item 1A. Risk Factors.......................................................   5

Item 2.  Properties.........................................................  12

Item 3.  Legal Proceedings..................................................  12

Item 4.  Submission of Matters to a Vote of Security Holders................  12

Item 5.  Market for Common Equity and Related Stockholder Matters...........  12

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  13

Item 8.  Financial Statements...............................................  15

Item 9.  Changes in and Disagreements with Accountants on Financial
          Disclosure........................................................  26

Item 9A. Controls and Procedures............................................  26

Item 10. Directors, Executive Officers and Control Persons..................  28

Item 11. Executive Compensation.............................................  29

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  30

Item 13. Certain Relationships and Related Transactions.....................  30

Item 14. Principal Accounting Fees and Services.............................  31

Item 15. Exhibits...........................................................  32

Signatures..................................................................  32

                                     PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Avro Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of mineral properties for molybdenum and other metals.

The Company filed its articles of incorporation with the Nevada Secretary of State on January 31, 2007, indicating Mike P. Kurtanjek as its sole Director and its President and sole executive officer. Mr. Michael Heenan was appointed as a Director of the Company on June 1, 2007. Ms. Marilyn Woodruff was appointed as a Director of the Company on June 1, 2007. Ms. Woodruff was also appointed as the Secretary for the Company effective June 1, 2007. On June 11, 2008 Ms. Woodruff resigned as Secretary and Director and Mr. Donny Fitzgerald replaced her as Secretary and Director.

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

We acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. Our Molybdenum Property comprises one mineral claim containing 9 cell claim units totaling 188.293 hectares. Mineral property costs of $20,000 to date have been expensed.

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437.50, $75,000 and $150,000 respectively. We had $1,326 in cash reserves as of the period ended December 31, 2008. The lack of cash has kept us from conducting any exploration work on the property. We will commence Phase 1 of the exploration program once we receive funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on January 31, 2007 and to date have recently been involved in the organizational activities, and acquisition of our claims. We have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claims is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL FINANCING TO COMPLETE THE FINAL PHASE OF OUR EXPLORATION PROGRAM IF WARRANTED. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $230,052 for the period from inception (January 31, 2007) to December 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Moore and Associates, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by mineral companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If the results of our development program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXTRACTING, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The extracting of minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

AS WE UNDERTAKE DEVELOPMENT OF OUR CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR PROGRAM.

There are several governmental regulations that materially restrict our mineral extraction program. We will be subject to the laws of the Country of Chile as we carry out our program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;

     (b)  Dust generation will have to be minimal or otherwise re-mediated;

     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

     (d) An assessment of all material to be left on the surface will need to be environmentally benign;

     (e)  Ground water will have to be monitored for any potential contaminants;

     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

IF ACCESS TO OUR MINERAL PROPERTIES IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN ANY FUTURE MINING EFFORTS.

It is possible that adverse weather could cause accessibility to our properties difficult and this would delay in our timetables.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Mike P. Kurtanjek our CEO and director, currently devotes up to 20 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. Our other Directors spend less time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

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

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

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

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THETRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

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

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. Our principal executive office is located at 9 Church Lane, West Sussex, England, RH103PT

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

Our common stock is listed for trading under the symbol "AVOE".
As of the date of this report we have 88 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

RESULTS OF OPERATIONS

We are still in the exploration stage and have not generated any revenues to date.

We incurred operating expenses of $230,052 from date of reinstatement to the year ended December 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for the year ended December 31, 2008. Our net loss for the year ending December 31, 2008 was $35,986.
Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point. We are still in our exploration stage and have generated no revenues to date.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

           Balance Sheet Data:           12/31/08           12/31/07
           -------------------           --------           --------

           Cash                          $  1,326           $ 26,939
           Total assets                  $  2,048           $ 26,939
           Total liabilities             $ 30,407           $ 18,717
           Shareholders' equity          $(28,359)          $  8,222

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $1,326 with outstanding liabilities of $30,407. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $1,326 as of December 31, 2008. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Avro Energy Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Avro Energy Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008 and the periods from inception on January 31, 2007 through December 31, 2007 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avro Energy Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and the periods from inception on January 31, 2007 through December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $230,052, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
April 6, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                                 AVRO ENERGY INC
                         (An exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                            December 31,        December 31,
                                                               2008                2007
                                                             ---------           ---------
ASSETS

Current
  Cash                                                       $   1,326           $  26,939
  Prepaid expenses and deposits                                    722                  --
                                                             ---------           ---------

Total Assets                                                 $   2,048           $  26,939
                                                             =========           =========

LIABILITIES

Current
  Accounts payable and accrued liabilities                   $  26,250           $  18,717
  Related Party Loan                                             4,157                  --
                                                             ---------           ---------

Total Liabilities                                               30,407              18,717
                                                             ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, 0.001 par value (100,000,000 shares
   authorized 25,450,560 shares issued)                         25,451              25,451
  Additional paid-in capital                                   173,439             173,439
  Accumulated comprehensive income                               2,803               3,398
  Deficit accumulated during the exploration stage            (230,052)           (194,066)
                                                             ---------           ---------

Total Stockholders Equity (Deficit)                            (28,359)              8,222
                                                             ---------           ---------

Total Liabilities and Stockholders Equity                    $   2,048           $  26,939
                                                             =========           =========


   The accompanying notes are an integral part of these financial statements.

                                 AVRO ENERGY INC
                         (An exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                                       For the Period
                                                     For the          January 31, 2007       January 31, 2007
                                                   Year Ending         (Inception) to     (Date of Inception) to
                                                   December 31,          December 31           December 31,
                                                      2008                  2007                  2008
                                                   -----------           -----------           -----------
Revenues                                           $        --           $        --           $        --

Expenses
  Accounting and audit fees                              9,125                 5,683                14,808
  Legal and professional fees                           19,288               147,340               166,628
  Office and administration                              7,573                20,959                28,532
  Mineral property costs                                    --                20,000                20,000
                                                   -----------           -----------           -----------

Total Expenses                                          35,986               193,982               229,968
                                                   -----------           -----------           -----------

Net loss from Operations                                35,986               193,982               229,968

Other Income and expenses
  Gain (loss) from Currency Transaction                      0                   (84)                  (84)

Provision for Income Taxes
  Income Tax Benefit                                         0                     0                     0
                                                   -----------           -----------           -----------

Net (Loss)                                         $   (35,986)          $  (194,066)          $  (230,052)
                                                   ===========           ===========           ===========

Other Comprehensive Income (loss)                         (679)                3,398                 2,719

Total Comprehensive income (loss)                      (36,665)             (190,668)             (227,333)
                                                   -----------           -----------           -----------

Basic and diluted loss per share                   $    (0.001)          $    (0.008)
                                                   -----------           -----------

Weighted average number of shares outstanding       25,450,560            25,031,636
                                                   -----------           -----------


   The accompanying notes are an integral part of these financial statements.

                                 AVRO ENERGY INC
                         (An exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                                                   For the Period
                                                                    For the       January 31, 2007      January 31, 2007
                                                                  Year Ending      (Inception) to    (Date of Inception) to
                                                                  December 31,       December 31          December 31,
                                                                     2008               2007                 2008
                                                                   --------           --------             ---------
Operating Activities
  Net loss for the period                                          $ 35,986           $194,066             $ 230,052
  Change in non-cash working capital balances
   related to operations
     Foreign currency income (loss)                                    (595)             4,298                 4,988
     Prepaid expenses and deposits                                     (722)                --                  (722)
     Accounts payable and accrued liabilities                         7,533             13,679                24,065
                                                                   --------           --------             ---------

Cash used in operating activities                                    42,202           (131,714)              258,383
                                                                   --------           --------             ---------
Financing Activities
  Capital stock issued                                                   --            152,250               152,250
  Subscriptions received                                                                46,640                46,640
  Related Party Loan                                                  4,157                  0                 4,157
                                                                   --------           --------             ---------

  Cash provided by financing activities                               4,157            198,890               203,047
                                                                   --------           --------             ---------

Increase (decrease) in cash during the period                        46,359             26,939               461,430
Cash, beginning of the period                                        26,939                 --                    --
                                                                   --------           --------             ---------

Cash, end of the period                                            $ 73,298           $ 26,939             $ 461,430
                                                                   ========           ========             =========

Cash Paid For:
  Interest                                                         $     --           $     --             $      --
                                                                   ========           ========             =========
  Income Tax                                                       $     --           $     --             $      --
                                                                   ========           ========             =========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                     $     --           $     --             $      --
                                                                   ========           ========             =========
  Stock issued for accounts payable                                $     --           $     --             $      --
                                                                   ========           ========             =========
  Stock issued for notes payable and interest                      $     --           $     --             $      --
                                                                   ========           ========             =========
  Stock issued for convertible debentures and interest             $     --           $     --             $      --
                                                                   ========           ========             =========
  Convertible debentures issued for services                       $     --           $     --             $      --
                                                                   ========           ========             =========
  Warrants issued                                                  $     --           $     --             $      --
                                                                   ========           ========             =========
  Stock issued for penalty on default of convertible debentures    $     --           $     --             $      --
                                                                   ========           ========             =========
  Note payable issued for finance charges                          $     --           $     --             $      --
                                                                   ========           ========             =========
  Forgiveness of note payable and accrued interest                 $     --           $     --             $      --
                                                                   ========           ========             =========


   The accompanying notes are an integral part of these financial statements.

                                 AVRO ENERGY INC
                         (An exploration Stage Company )
                       Statements of Stockholders' Equity
                             (Stated in US Dollars)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                         Additional      Other         During
                                                     Common Stock         Paid in     Comprehensive  Exploration     Total
                                                 Shares        Amount     Capital        Income         Stage        Equity
                                                 ------        ------     -------        ------         -----        ------
Balance January 31, 2007 - Inception                   --    $     --    $      --      $     --      $      --    $      --

Stock issued for Cash - January 31, 2007       25,000,000      25,000       61,250            --                      86,250

Stock Issued For Cash
  - September 1, 2007 at 0.25 per share           264,000         264       65,736                                    66,000
  - October 1, 2007 at 0.25 per share             186,560         187       46,453                                    46,640

Foreign currency translation adjustment                                                    3,398                       3,398

Net (Loss) for period from January 31, 2007
 (Inception) to December 31, 2007                                                                      (194,066)    (194,066)
                                              -----------    --------    ---------      --------      ---------    ---------
Balance, December 31, 2007                     25,450,560      25,451      173,439         3,398       (194,066)       8,222

Foreign currency translation adjustment                                                     (679)                       (679)

Net (Loss) for the year ending
 December 31, 2008                                                                                      (35,986)     (35,986)
                                              -----------    --------    ---------      --------      ---------    ---------
Balance, December 31, 2008                     25,450,560    $ 25,451    $ 173,439      $  2,719      $(230,052)   $ (28,443)
                                              ===========    ========    =========      ========      =========    =========


   The accompanying notes are an integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                       From Inception to December 31, 2008
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

     b. Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured.

     c. Income Taxes

     The Company prepares its tax returns on the accrual basis. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     d. Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e. Assets

     The company has cash $1,326 as of December 31, 2008.

     In accordance with FASB No. 89 paragraph 14 "Additional Disclosure by Enterprises with Mineral Resources Assets" the Company since inception has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2008 and has paid expenses of $230,052 since inception. For the year ended December 31, 2008 it has incurred expenses of $35,986.

     g. Recent Account Pronouncements

     In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

     In accordance with FASB 144, 25, "An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as "income from operations" is presented, it shall include the amount of that loss." The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     h. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     i. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. As of December 31, 2008 the company has cash of $1,326.

     j. Liabilities

     Liabilities are made up of current liabilities and long-term liabilities. Current liabilities include accounts payable of $26,250 and a shareholders loan of $4,157. There are no long-term liabilities outstanding for the company.

     Share Capital

     a) Authorized:

     100,000,000 common shares with a par value of $0.001

     b) Issued:

     As of December 31, 2008, there are 25,450,560 shares issued and outstanding at a value of $0.001 per share

     There are no preferred shares authorized. The Company has issued no preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

     k. Advertising

     The company has not paid any advertising expenses to date.

     l. Property We currently do not own any physical property or own any real property. Our principal executive office is located at 9 Church Lane, West Sussex, England, RH103PT

     m. Comprehensive income (Loss)

     The Company's funds at December 31, 2007 were held in Canadian and U.S. Dollar bank accounts. Foreign currency translation gains for the 11 months ended December 31, 2007 amounted to $3,398. Total foreign currency translation gains from January 1, 2007 to December 31, 2007 were $3,398. Foreign currency translation loss for the year ending December 31, 2008 amounted to $679. Total foreign currency translation loss from January 1, 2008 to December 31, 2008 were $679.

     n. Foreign Currency Translation

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

NOTE 3 - GOING CONCERN

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $230,052 for the period from inception to December 31, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

     As of December 31, 2008 Mike P. Kurtanjek the CEO had loaned to the company the amount of $4,157. The loan had no interest and no fixed repayment date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director            Age                 Position
  -----------------------            ---                 --------

Mike P. Kurtanjek                    57      President, Chief Executive Officer
                                             and Director

Donny Fitzgerald                     45      Secretary and Director

Michael Heenan                       56      Director

Mike P. Kurtanjek, 57, has been self-employed with Grosvenor Capital Limited since 1995. Prior to that time, he was employed by Credit Lyonnais, James Capel & Co. and Prudential Assurance Company as a Fund Manager and Investment Banker. Mr. Kurtanjek was the manager of the Natural Resources Group of The British Sulphur Corporation where he managed several Work Bank sponsored projects focused on oil and gas in several North African and Middle Eastern countries.

Mr. Donny Fitzgerald has worked in the Oil and Gas business as Manager of Fitzgerald Enterprises over the last 5 years. His expertise is in oil field supply and production within this industry.

Michael Heenan, 55, is an independent businessman involved in the oil and gas industry in Canada.

Neither Mr. Kurtanjek nor Mr. Heenan nor Mr. Fitzgerald is related to any of our other directors or officers.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or directors who collectively devote approximately 20 hours per week to company matters.

Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. We pay our consulting geologist the usual and customary rates received by geologists performing similar consulting services.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending March 31, 2009:

                                            Annual Compensation                Long Term Compensation
                                    ----------------------------------   ---------------------------------
                                                                         Restricted
                                                          Other Annual      Stock     Options/*    LTIP        All Other
Name           Title        Year    Salary($)   Bonus     Compensation     Awarded    SARs (#)   payouts($)   Compensation
----           -----        ----    ---------   -----     ------------     -------    --------   ----------   ------------
Mike P.      President,     2007       $0         $0           $0            $0          $0          $0            $0
Kurtanjek    CEO, CFO       2008       $0         $0           $0            $0          $0          $0            $0
             and Director

Michael                     2007       $0         $0           $0            $0          $0          $0            $0
Heenan                      2008       $0         $0           $0            $0          $0          $0            $0

Marilyn                     2007       $0         $0           $0            $0          $0          $0            $0
Woodruff                    2008       $0         $0           $0            $0          $0          $0            $0

Donny        Secretary
Fitzgerald   and Director   2008       $0         $0           $0            $0          $0          $0            $0

There are no current employment agreements between the company and its officer/director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 9, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                       Amount and Nature     Percentage of
                                                                         of Beneficial          Common
Title of Class       Name and Address of Beneficial Owner                  Ownership           Stock(1)
--------------       ------------------------------------                  ---------           --------
Common Stock         Mike P. Kurtanjek
                     9 Church Lane, West Sussex, England, RH103PT          4,800,000             19.2%

Common Stock         Michael Heenan
                     9 Church Lane, West Sussex, England, RH103PT            100,000              0.4%

Common Stock         Donny Fitzgerald
                     9 Church Lane, West Sussex, England, RH103PT                  0                0%

Common Stock         Officer and/or director as a Group                    4,900,000             19.6%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us other then the transactions described below.

Mr Mike P. Kurtanjek, our CEO has loaned to the company $4,157 as of December 31, 2008 at 0% interest with no fixed payment date.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $9,125.

For the year ended December 31, 2007, there were $5,683 in fees charged to the company for audit services, audit-related services and tax services.

                                     PART IV

ITEM 15. EXHIBITS

     Exhibit
     Number                             Description
     ------                             -----------

       3(i)            Articles of Incorporation*
       3(ii)           Bylaws*
      31.1             Sec. 302 Certification of Chief Executive Officer
      31.2             Sec. 302 Certification of Chief Financial Officer
      32.1             Sec. 906 Certification of Chief Executive Officer
      32.2             Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 8, 2009       Avro Energy Inc.


                    By: /s/ Mike P. Kurtanjek
                        --------------------------------------------------------
                        Mike P. Kurtanjek, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 8, 2009       Avro Energy Inc.


                    By: /s/ Mike P. Kurtanjek
                        --------------------------------------------------------
                        Mike P. Kurtanjek, President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)