Form 10-Q
period 2009-03-31
Avro Energy Inc.
filed 2009-05-11
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 25,450,560 shares of common stock issued and outstanding at May 6, 2009

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                         March 31,          December 31,
                                                                           2009                2008
                                                                         ---------           ---------
ASSETS

Current
  Cash                                                                   $   1,307           $   1,326
  Prepaid expenses and deposits                                                722                 722
                                                                         ---------           ---------

Total Assets                                                             $   2,029           $   2,048
                                                                         =========           =========

LIABILITIES

Current
  Accounts payable and accrued liabilities                               $  26,250           $  26,250
  Realted Party Loan                                                         4,157               4,157
                                                                         ---------           ---------

Total Liabilities                                                           30,407              30,407
                                                                         ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value (100,000,000 shares authorized
   25,450,560 shares issued )                                               25,451              25,451
  Additional paid-in capital                                               173,439             173,439
  Accumulated comprehensive income                                           2,803               2,803
  Deficit accumulated during the exploration stage                        (230,071)           (230,052)
                                                                         ---------           ---------

Total Stockholders Equity (Deficit)                                        (28,378)            (28,359)
                                                                         ---------           ---------

Total Liabilities and Stockholders Equity                                $   2,029           $   2,048
                                                                         =========           =========


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                       January 31, 2007
                                                     Three Months Ended             (Date of Inception) to
                                                          March 31,                       March 31,
                                                2009                  2008                  2009
                                             -----------           -----------           -----------
Revenues                                     $        --           $        --           $        --

Expenses
  Accounting and audit fees                           --                 3,000                14,808
  Legal and professional fees                         --                 8,922               166,628
  Office and administration                           19                 7,086                28,551
  Mineral property costs                              --                    --                20,000
                                             -----------           -----------           -----------

Total Expenses                               $        19           $    19,008           $   229,987
                                             ===========           ===========           ===========

Net loss from Operations                             (19)              (19,008)             (229,987)

Other income and expenses
  Gain (loss) from Currency Transactions              --                    --                   (84)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                  --                    --                    --
                                             -----------           -----------           -----------

Net Loss                                     $       (19)          $   (19,008)          $  (230,071)
                                             ===========           ===========           ===========

Other Comprehensive Income (loss)                     --                  (490)                2,719

Total Comprehensive income (loss)            $       (19)          $   (19,498)          $  (227,352)
                                             -----------           -----------           -----------

Basic and diluted loss per share             $        (0)          $        (0)
                                             -----------           -----------

Weighted average number of shares
outstanding                                   25,450,560            25,083,217
                                             -----------           -----------


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                               January 31, 2007
                                                                Three Months Ended         (Date of Inception) to
                                                                     March 31,                    March 31,
                                                             2009                2008               2009
                                                          ----------          ----------         ----------
Operating Activities
  Net loss for the period                                 $      (19)         $  (19,008)        $ (230,071)
  Change in non-cash working capital balances
   related to operations
     Foreign currency income (loss)                               --                (490)             4,988
     Prepaid expenses and deposits                                --                (722)              (722)
     Accounts payable and accrued liabilities                     --                 350             24,065
                                                          ----------          ----------         ----------
Cash used in operating activities                                (19)            (19,870)          (201,740)

Financing Activities
  Capital stock issued                                            --                  --            152,250
  Subscriptions received                                          --                  --              46640
  Related Party Loan                                              --                  --               4157
                                                          ----------          ----------         ----------
Cash from financing activities                                    --                  --            203,047

Increase (decrease) in cash during the period                    (19)            (19,870)             1,307
Cash, beginning of the period                                  1,326              26,939                 --
                                                          ----------          ----------         ----------
Cash, end of the period                                   $    1,307          $    7,069         $    1,307
                                                          ==========          ==========         ==========

Cash Paid For:
  Interest                                                $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Income Tax                                              $       --          $       --         $       --
                                                          ==========          ==========         ==========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service            $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Stock issued for accounts payable                       $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Stock issued for notes payable and interest             $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Stock issued for convertible debentures and interest    $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Convertible debentures issued for services              $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Warrants issued                                         $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Stock issued for penalty on default of convertible
   debentures                                             $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Note payable issued for finance charges                 $       --          $       --         $       --
                                                          ==========          ==========         ==========
  Forgiveness of note payable and accrued interest        $       --          $       --         $       --
                                                          ==========          ==========         ==========


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2009
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PLAN OF OPERATION

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We had $1,307 in cash reserves as of the period ended March 31, 2009. The lack of cash has kept us from conducting any exploration work on the property.

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

RESULTS OF OPERATIONS

Since the date of our inception, January 31, 2007, we have not generated any revenues. We incurred total operating expenses of $19 for the three months ended March 31, 2009 compared to $19,008 for the three months ended March 31, 2008. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings.

Our total loss for the three months ended March 31, 2009 was $19 compared to a loss of $19,008 for the three months ended March 31, 2008. Our total loss from inception to March 31, 2009 was $230,071.

SELECTED FINANCIAL INFORMATION

                                                               March 31, 2009
                                                               --------------
     Current Assets                                               $  2,029
     Total Assets                                                 $  2,029
     Current Liabilities                                          $ 30,407
     Stockholders' Equity (Deficiency)                            $(28,378)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had cash in the bank of approximately $1,307.

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares during the three months ended March 31, 2009.

ITEM 3. CONTROLS AND PROCEDURES.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31, 2009.

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

Avro Energy, Inc.

Date: May 6, 2009

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