Form 10-Q
period 2009-06-30
Avro Energy Inc.
filed 2009-08-19
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2009

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

We had a total of 25,450,560 shares of common stock issued and outstanding at July 31, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                  (Unaudited)

                                                                      June 30,          December 31,
                                                                        2009                2008
                                                                      ---------           ---------
                                     ASSETS

Current
  Cash                                                                $   1,300           $   1,326
  Prepaid expenses and deposits                                             722                 722
                                                                      ---------           ---------

      Total Assets                                                    $   2,022           $   2,048
                                                                      =========           =========

                                   LIABILITIES

Current
  Accounts payable and accrued liabilities                            $  32,418           $  26,250
  Related party loan                                                      4,157               4,157
                                                                      ---------           ---------

      Total Liabilities                                                  36,575              30,407
                                                                      ---------           ---------

                         STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value 100,000,000 shares authorized
 25,450,560 shares issued and outstanding                                25,451              25,451

Additional paid-in capital                                              173,439             173,439

Accumulated comprehensive income                                          2,908               2,803

Deficit accumulated during the exploration stage                       (236,351)           (230,052)
                                                                      ---------           ---------
      Total Stockholders' Equity (Deficit)                              (34,553)            (28,359)
                                                                      ---------           ---------

      Total Liabilities and Stockholders' Equity (Deficit)            $   2,022           $   2,048
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                  (Unaudited)

                                                                                                      January 31, 2007
                                           Three Months Ended                Six Months Ended       (Date of Inception)
                                      -----------------------------    ----------------------------          to
                                        June 30,         June 30,        June 30,        June 30,         June 30,
                                          2009             2008            2009            2008             2009
                                      ------------     ------------    ------------    ------------     ------------
REVENUES                              $          0     $          0    $          0    $          0     $          0

EXPENSES
  Accounting and audit fees                  2,250            2,000           2,250           5,000           17,058
  Legal and professional fees                3,605            9,500           3,605          18,422          170,233
  Office and administration                    425              404             444           7,490           28,976
  Mineral property costs                        --               --              --              --           20,000
                                      ------------     ------------    ------------    ------------     ------------
      Total expenses                         6,280           11,904           6,299          30,912          236,267
                                      ------------     ------------    ------------    ------------     ------------

Net loss from Operations                    (6,280)         (11,904)         (6,299)        (30,912)        (236,267)

OTHER INCOME AND EXPENSES
  Loss from Currency Translation                --               --              --              --              (84)
                                      ------------     ------------    ------------    ------------     ------------

Net loss before Taxes                       (6,280)         (11,904)         (6,299)        (30,912)        (236,351)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                            --               --              --              --               --
                                      ------------     ------------    ------------    ------------     ------------

Net Loss                              $     (6,280)    $    (11,904)   $     (6,299)   $    (30,912)    $   (236,351)
                                      ============     ============    ============    ============     ============

Other Comprehensive Income (loss)               --               --             105            (490)           2,908
                                      ------------     ------------    ------------    ------------     ------------

Total Comprehensive income (loss)     $     (6,280)    $    (11,904)   $     (6,194)   $    (31,402)    $   (233,443)
                                      ============     ============    ============    ============     ============

Basic and diluted loss per share      $         (0)    $         (0)   $         (0)   $         (0)
                                      ============     ============    ============    ============

Weighted average number of shares
 outstanding                            25,450,560       25,000,000      25,450,560      25,000,000
                                      ============     ============    ============    ============


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)
                                  (Unaudited)

                                                                                        January 31, 2007
                                                          Six Months Ended            (Date of Inception)
                                                    -----------------------------             to
                                                    June 30,            June 30,           June 30,
                                                      2009                2008               2009
                                                    ---------           ---------          ---------
OPERATING ACTIVITIES
  Net loss for the period                           $  (6,299)          $ (30,912)         $(236,351)
  Non-cash items related to operations:
    Foreign currency income (loss)                        105                (468)             2,908
    Prepaid expenses and deposits                          --                (722)              (722)
    Accounts payable and accrued liabilities            6,168               5,348             32,418
                                                    ---------           ---------          ---------

Cash used in operating activities                         (26)            (86,069)          (201,747)
                                                    ---------           ---------          ---------
FINANCING ACTIVITIES
  Capital stock issued                                     --                  --            198,890
  Related party loan                                       --                  --              4,157
                                                    ---------           ---------          ---------

Cash from financing activities                             --                  --            203,047
                                                    ---------           ---------          ---------

Increase (decrease) in cash during the period             (26)            (26,754)             1,300

Cash, beginning of the period                           1,326              26,939                 --
                                                    ---------           ---------          ---------

Cash, end of the period                             $   1,300           $     185          $   1,300
                                                    =========           =========          =========

Non-cash Activities                                 $       0           $       0          $       0


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 June 30, 2009
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS AND HISTORY - Avro Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 in the State of Nevada. The Company was formed to engage in the exploration of mineral properties for molybdenum and other metals.
The Company has acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. The Company's Molybdenum Property comprises one mineral claim containing 9 cell claim units totaling 188 hectares.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $236,351 for the period from January 31, 2007 (inception) to June 30, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the six month period ended June 30, 2009, Nil options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS - Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. MINERAL PROPERTY

The Company has acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. The Company's Molybdenum Property comprises one mineral claim containing 9 cell claim units totaling 188 hectares. Mineral property costs of $20,000 to date have been expensed.

NOTE 4. CAPITAL STOCK

Authorized:
100,000,000 Shares of Common Stock with a par value of $0.001 per share.

Issued:
As of June 30, 2009, there are 25,450,560 shares issued and outstanding for a total cash consideration of $198,890. There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5. COMPREHENSIVE INCOME

The functional currency of the Company is Canadian Dollar. At June 30, 2009 the Company maintained account balances of USD $1,326 (composed of US$1,300 and CDN $(26)overdraft with the combined value of US$1,300).

NOTE 6. LITIGATION

As of June 30, 2009 the Company is not aware of any current or pending litigation which may affect the Company's operations.

NOTE 7. SUBSEQUENT EVENTS

On July 5, 2009, the Company appointed Mr. Donny Fitzgerald, who currently serves as Secretary and Director, as Vice-President of Operations for the Company, effective as of equal date.

On July 8, 2009, the company entered into a letter agreement to acquire various oil leases near Hosston, Louisiana, from a private oil and gas operator. Under the terms of the agreement, the Company has agreed to pay a total of $100,000 upon the signing of a formal agreement on or before August 30, 2009.

The Company will purchase the Hoss Holmes Lease located near Hosston, Louisiana. The purchase includes 22 wells, of which 13 wells are producing, with another 7 wells needing production equipment, and 2 wells which are disposal wells. In addition, the agreement includes the purchase of all of the equipment associated with these wells.

Also, as part of the agreement, the Company has been granted the option to purchase all of the remaining oil and gas assets of a private Louisiana oil and gas operator for $2,500,000. The additional leases will include 180 wells, currently perforated in the Nachatosh formation as well as all of the oil production and workover equipment owned by the private corporation. All oil and gas leases covered in this agreement are subject to a 20% overriding royalty.

On August 10, 2009, Avro Energy, Inc. entered into an agreement to acquire various oil leases near Hosston, Louisiana, from S.A.M., a Louisiana private partnership, and private oil and gas operator. Under the terms of the agreement, the Company has agreed to pay a total of ten dollars ($10) plus a one-fifth royalty interest in exchange for the exclusive grant, lease, and let of the following oil and gas leases:

One, Two, Three and Four (1-4) inclusive, Block One (1) Town of Hosston, together with all abandoned alleyways and streets insofar as it covers and affects the surface of the earth and the base of the Nacatosh Formation together with wells being Herring No. 1, Serial No 184124, and Herring No. 2, Serial No. 184735.

The agreement requires the Company to commence production within 90 days of the date of the agreement. The lease shall be maintained only by continuous production (no break in production longer than 59 days), reworking operations, and or maintaining the lease in paying quantities as defined under the Louisiana Mineral Code. If there is no production, re-working operations, or maintenance of the lease for a period of sixty days or more, the lease shall cancel and all rights revert back to the Lessor.

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

PLAN OF OPERATION

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437, $75,000 and $150,000 respectively. We had $1,300 in cash reserves as of the period ended June 30, 2009. The lack of cash has kept us from conducting any exploration work on the property.

We will commence Phase 1 of the exploration program once we receiving funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

$1,000 to be paid to the British Columbia Provincial government to keep the claims valid;

$16,363.75 in connection with the completion of Phase 1 of our recommended geological work program;

$75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;

$150,000 for Phase 3 of our recommended geological work program; and

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

We incurred total operating expenses of $6,299 for the six months ended June 30, 2009 compared to $30,912 for the six months ended June 30, 2008 and $236,351 for the period from January 31, 2007 to June 30, 2009. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. Legal and professional fees for the six months ended June 30, 2009 were $3,605 compared to legal and professional fees of $18,422 for the period ending June 30, 2008. Our total loss for the six months ended June 30, 2008 was $6,299 compared to a loss of $30,912 for the six months ended June 30, 2008. Our total loss from inception to June 30, 2009 was $236,351.

SELECTED FINANCIAL INFORMATION

                                           June 30, 2009       June 30, 2008
                                           -------------       -------------

     Current Assets                           $  2,022            $    907
     Total Assets                             $  2,022            $    907
     Current Liabilities                      $ 36,575            $ 24,065
     Stockholders' Equity (Deficiency)        $(34,553)           $(23,158)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had cash in the bank of approximately $1,300 (some funds are denominated in Canadian dollars). We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We did not issue any shares during the six months ended June 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2009.

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

Date: August 18, 2009

Avro Energy Inc

          Signature                              Title                                     Date
          ---------                              -----                                     ----


By: /s/ Mike P. Kurtanjek              Chief Executive Officer,                      August 18, 2009
   -----------------------------       Chief Financial Officer,
   Mike P. Kurtanjek                   President, Secretary, Treasurer
                                       and Director (Principal Executive
                                       Officer and Principal Accounting Officer)