Form 10-Q
period 2009-09-30
Avro Energy Inc.
filed 2009-11-23
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2009

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ______________ to ______________

                       Commission File Number: 333-1416686


                                AVRO ENERGY INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                                20-8387017
  (State or other jurisdiction                                 (I.R.S.Employer
of incorporation or organization)                            Identification No.)

          213 E Arkansas Ave
         Vivian, LA 71082, USA                        Telephone: 318-734-4737
(Address of principal executive offices)         (Registrant's telephone number,
                                                        including area code)

                                  9 Church Lane
                              West Sussex, England
                                     RH103PT
                         Telephone: 011-44-77-68-511-988
       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 25,450,560 shares of common stock issued and outstanding at November 14, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

AVRO ENERGY INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Stated in US Dollars)
(Unaudited)

                                                               September 30,        December 31,
                                                                   2009                2008
                                                                 ---------           ---------
                                     ASSETS
Current
  Cash                                                           $   5,400           $   1,326
  Accounts receivable and deposits                                   3,965                 722
                                                                 ---------           ---------
            Total Current Assets                                     9,365               2,048

Other assets
  Oil and gas properties, proved
  Successful efforts method                                        100,000                   0
                                                                 ---------           ---------

Total Assets                                                     $ 109,365           $   2,048
                                                                 =========           =========

                                   LIABILITIES
Current
  Accounts payable and accrued liabilities                       $  35,044           $  26,250
  Accrued interest                                                     351                   0
  Related party loan                                                 4,157               4,157
                                                                 ---------           ---------
            Total Current Liabilities                               39,552              30,407

Loans payable                                                      117,998                   0
                                                                 ---------           ---------

Total Liabilities                                                  157,550              30,407
                                                                 ---------           ---------

                         STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value
  100,000,000 shares authorized
    25,450,560 shares issued and outstanding                        25,451              25,451
  Additional paid-in capital                                       173,439             173,439
  Accumulated comprehensive income                                   2,803               2,803
  Deficit accumulated during the exploration stage                (249,878)           (230,052)
                                                                 ---------           ---------

Total Stockholders' Equity (Deficit)                               (48,185)            (28,359)
                                                                 ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)             $ 109,365           $   2,048
                                                                 =========           =========


Nature of Business and Continuance of Operations - Note 1


    The Accompanying notes are integral part of these financial statements.

AVRO ENERGY INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

                                                                                                          January 31, 2007
                                          Three Months Ended                   Nine Months Ended       (Date of Inception) to
                                             September 30,                       September 30,              September 30,
                                        2009              2008              2009              2008              2009
                                    ------------      ------------      ------------      ------------      ------------
REVENUE                             $      3,242      $          0      $      3,242      $          0      $      3,242
                                    ------------      ------------      ------------      ------------      ------------

EXPENSES
  Accounting and audit fees                2,520             1,500             4,770             6,500            19,578
  Legal and professional fees                  0               710             3,605            19,132           170,233
  Office and administration                2,998                83             3,442             7,573            31,974
  Directors fees                          10,000                 0            10,000                 0            10,000
  Consulting fees                            900                 0               900                 0               900
  Mineral property costs                       0                 0                 0                 0            20,000
                                    ------------      ------------      ------------      ------------      ------------

Total Expenses                           (16,418)           (2,293)          (22,717)          (33,205)         (252,685)
                                    ------------      ------------      ------------      ------------      ------------

Net loss from Operations                 (16,418)           (2,293)          (19,475)          (33,205)         (249,443)

OTHER INCOME AND EXPENSES
  Interest expense                          (351)                0              (351)                0              (351)
  Loss from currency translation               0                 0                 0                 0               (84)
                                    ------------      ------------      ------------      ------------      ------------

Net loss before Taxes                    (16,769)           (2,293)          (19,826)          (33,205)         (249,878)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                           0                 0                 0                 0                 0
                                    ------------      ------------      ------------      ------------      ------------

Net Loss                            $    (16,769)     $     (2,293)     $    (19,826)     $    (33,205)     $   (249,878)
                                    ============      ============      ============      ============      ============

Other Comprehensive
 income (loss)                                 0                 0                 0                 0             2,908

Total Comprehensive
 income (loss)                      $    (16,769)     $     (2,293)     $    (19,826)     $    (33,205)     $   (246,970)
                                    ------------      ------------      ------------      ------------      ------------

Basic and diluted loss per share    $         (0)     $         (0)     $         (0)     $         (0)
                                    ------------      ------------      ------------      ------------

Weighted average number of shares
 outstanding                          25,450,560        25,450,560        25,450,560        25,450,560
                                    ------------      ------------      ------------      ------------


    The Accompanying notes are integral part of these financial statements.

AVRO ENERGY INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

                                                                                             January 31, 2007
                                                             Nine Months Ended           (Date of Inception) to
                                                                September 30,                 September 30,
                                                          2009                2008                2009
                                                        ---------           ---------           ---------
OPERATING ACTIVITIES
  Net loss for the period                               $ (19,826)          $ (33,205)          $(249,878)
  Change in non-cash working capital balances
   related to operations:
     Foreign currency income (loss)                             0                (540)              4,988
     Accounts receivable and deposits                      (3,243)               (722)             (3,965)
     Accounts payable and accrued liabilities               9,145               5,778              33,210
                                                        ---------           ---------           ---------
Cash used in operating activities                         (13,924)            (28,689)           (215,645)
                                                        ---------           ---------           ---------
INVESTING ACTIVITIES
  Oil and gas properties                                 (100,000)                  0            (100,000)
                                                        ---------           ---------           ---------
Cash used in financing activities                        (100,000)                  0            (100,000)
                                                        ---------           ---------           ---------
FINANCING ACTIVITIES
  Capital stock issued                                          0                   0             152,250
  Subscriptions received                                        0                   0              46,640
  Related Party Loan                                            0               3,000               4,157
  Loans payable                                           117,998                   0             117,998
                                                        ---------           ---------           ---------
Cash from (used in) financing activities                  117,998               3,000             321,045
                                                        ---------           ---------           ---------

Increase (decrease) in cash during the period               4,074             (25,689)              5,400

Cash, beginning of the period                               1,326              26,939                   0
                                                        ---------           ---------           ---------

Cash, end of the period                                 $   5,400           $   1,250           $   5,400
                                                        =========           =========           =========

Cash Paid For:
  Interest                                              $      --           $      --           $      --
  Income Tax                                            $      --           $      --           $      --
Non-Cash Activities:
  Shares issued in Lieu of Payment for Service          $      --           $      --           $      --
  Stock issued for accounts payable                     $      --           $      --           $      --
  Stock issued for notes payable and interest           $      --           $      --           $      --
  Stock issued for interest                             $      --           $      --           $      --
  Convertible debentures issued for services            $      --           $      --           $      --
  Warrants issued                                       $      --           $      --           $      --
  Note payable issued for finance charges               $      --           $      --           $      --
  Forgiveness of payables and accrued interest          $      --           $      --           $      --


    The Accompanying notes are integral part of these financial statements.

AVRO ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2009
(Stated in US Dollars)
(Unaudited)


NOTE 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS AND HISTORY - Avro Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 in the State of Nevada. The Company is engaged in the engaged in the acquisition, exploration and development of oil and natural gas properties in North America.

Avro Energy Inc. is an independent energy company engaged in the acquisition, exploration and development of oil and natural gas properties in North America, with current operations in the ArkLaTex region. Avro's objective is to seek out and develop opportunities in the oil and natural gas sectors that represent low risk opportunities for the Company and its shareholders. In addition, Avro aims to seek larger projects that can be developed and produced with Joint Venture partners.

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

As shown in the accompanying financial statements, the Company has incurred a loss of $249,878 for the period from January 31, 2007 (inception) to September 30, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended September 30, 2009 is not necessarily indicative of the operating results for the full year.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESOURCE PROPERTIES - Company follows the successful efforts method of accounting for its oil and gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS - In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 2. OIL AND GAS PROPERTIES

MOLYBDENUM PROPERTY

The Company had a molybdenum property located approximately 35 kilometers north of Vancouver BC. In the third quarter of this year the company deemed the area unsuitable for exploration and voluntarily forfeited the property.

HOSS HOLMES LEASE

On August 26, 2009, Avro Energy, Inc. (the "Company") entered into a definitive agreement (the "Agreement") to acquire the Hoss Holmes Lease (the "Lease") located near Hosston, Louisiana, from Fredco LLC, a Louisiana private oil and gas operator (the "Seller").

The closing of this Agreement (the "Closing") occurred upon the Company making a payment of $50,000 USD to the Seller on August 27, 2009. Upon payment, the Closing was deemed to have occurred, the Company assumed all operations on the Lease, and is became entitled to receive income from production, and accordingly assumed all costs and liabilities with regard to the operation of the Lease. An additional post-closing payment of $50,000 was paid before September 30, 2009, upon receiving a satisfactory title opinion.

The Hoss Holmes Lease is located on Section 24 Township 22 North Range 15 West Caddo Pine Island Field located near Hosston Louisiana. The Nachatosh Formation A and B sands (which include but are not limited to 22 wells, of which 13 wells are producing with another 7 wells needing production equipment and 2 wells which are water disposal wells). All equipment associated with these wells was included in the purchase price. Production from these wells is subject to a 20% overriding royalty.

HERRINGS LEASE

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

MUSLOW LEASE

On September 9, 2009, Avro Energy, Inc. entered into an agreement to acquire four oil and gas leases in Caddo Parish, Louisiana, from a private oil and gas operator. The first three leases are the Muslow A, B, and C Leases, which in total comprise of 8 wells and equipment, of which 2 are currently producing. The fourth lease is the Caddo Levee Board Lease, comprising of 13 wells and equipment, of which 4 are currently producing.

The company negotiated an extension for the closing of this lease and under these terms of the extension agreement, the Company will pay the operator $70,000, of which $35,000 is payable on or before November 20, 2009, and $35,000 on or before December 20, 2009. As of September 30, 2009 the purchase agreement for this lease had not closed.

NOTE 3. LOANS PAYABLE

The loans are payable to a shareholder who owns 264,000 (aproxamitely 1.037% of issued and outstanding) shares. The loans are unsecured, are payable in five years from August 13 and September 3, 2009 and bear interest at 3% per annum.

NOTE 4. SUBSEQUENT EVENT

ARKANSA LEASE

On October 24, 2009 Avro Energy, Inc. signed a letter agreement to acquire eleven producible deep oil wells north of Hosston, Louisiana, and in Southern Arkansas. Seven of these wells are in production. The deepest of these wells produce from the Smackover formation at 7800 feet. Four other wells are capable of production after work over operation has been completed. Also included with the agreement are three disposal wells.

The terms of this agreement, the Company is required to pay $385,000, which must be paid over a seven month period, with the first payment of $50,000 due on November 24, 2009. Starting November 1, 2009, the Company will be able to receive production from these wells. This transaction is subject to the Company receiving a satisfactory title opinion.

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

PLAN OF OPERATION

Avro Energy Inc. is an independent energy company engaged in the acquisition, exploration and development of oil and natural gas properties in North America, with current operations in the ArkLaTex region. Avro's objective is to seek out and develop opportunities in the oil and natural gas sectors that represent low risk opportunities for the Company and its shareholders. In addition, Avro aims to seek larger projects that can be developed and produced with Joint Venture partners.

The ArkLaTex is a U.S. socio-economic region where Arkansas, Louisiana, Texas, and Oklahoma intersect. The region is centered on the Shreveport/Bossier metropolitan area in Northwest Louisiana. The region's history is heavily linked with the oil industry. The geology associated with the deposition of sediments from the Mississippi River, in particular, makes this area an abundant source for the oil and gas industries, which leads to the high levels of oil production within the region.

RESULTS OF OPERATIONS

Avro Energy Inc. has acquired oil and natural gas properties in the ArkLaTex region. Specifically the company has acquired the Hoss Holmes Lease and the Herrings Lease and has begun work on these properties.

Since the date of our inception, January 31, 2007, we have generated $3,242 in revenues. We incurred total operating expenses of $22,717 for the nine months ended September 30, 2009 compared to $33,205 for the nine months ended September 30, 2008. The bulk of our operating expenses were incurred in connection with the preparation and filing of our periodic reports and SEC filings. Legal and professional fees for the nine-month period ended September 30, 2009 were $nil compared to legal and professional fees of $19,132 for the nine-month period ending September 30, 2008.

Our total loss for the nine months ended September 30, 2009 was $19,826 compared to a loss of $33,205 for the nine months ended September 30, 2008. Our total loss from inception to September 30, 2009 was $249,878.

SELECTED FINANCIAL INFORMATION
                                              September 30,         December 31,
                                                  2009                 2008
                                                ---------            ---------

Current Assets                                  $   9,365            $   2,048
Oil Property                                    $ 100,000                   --
Total Assets                                    $ 109,365            $   2,048
Current Liabilities                             $  39,552            $  30,407
Loans Payable                                   $ 117,998            $      --
Stockholders' Equity (Deficiency)               $ (48,185)           $ (28,359)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had cash in the bank of approximately $5,400. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time. We did not issue any shares during the nine months ended September 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending September 30, 2009.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number           Description of Exhibit
--------------           ----------------------

     3.1        Articles of Incorporation (1)

     3.2        Bylaws (1)

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

Date: November 20, 2009

     Signature                          Title                       Date
     ---------                          -----                       ----


By: /s/ Mike P. Kurtanjek     Chief Executive Officer,         November 20, 2009
  -------------------------   Chief Financial Officer,
  Mike P. Kurtanjek           President, Secretary, Treasurer
                              and Director (Principal Executive
                              Officer and Principal Accounting
                              Officer)