Form 10-K
period 2009-12-31
Avro Energy Inc.
filed 2010-04-15
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

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

                               213 E Arkansas Ave
                              Vivian, LA 71082, USA
               (Address of Principal Executive Offices & Zip Code)

                                  318-734-4737
                               (Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 15, 2010, the registrant had 25,450,560 shares of common stock issued and outstanding.

                                 AVRO ENERGY INC.
                                TABLE OF CONTENTS


Item 1.  Business...........................................................   3

Item 1A. Risk Factors.......................................................   6

Item 2.  Properties.........................................................  13

Item 3.  Legal Proceedings..................................................  13

Item 4.  Submission of Matters to a Vote of Security Holders................  13

Item 5.  Market for Common Equity and Related Stockholder Matters...........  13

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  14

Item 8.  Financial Statements...............................................  16

Item 9.  Changes in and Disagreements with Accountants on Financial
          Disclosure........................................................  28

Item 9A. Controls and Procedures............................................  28

Item 10. Directors, Executive Officers and Control Persons..................  30

Item 11. Executive Compensation.............................................  31

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  32

Item 13. Certain Relationships and Related Transactions.....................  33

Item 14. Principal Accounting Fees and Services.............................  33

Item 15. Exhibits...........................................................  34

Signatures..................................................................  34

                                     PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Avro Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company is engaged in the acquisition, exploration and development of oil and natural gas properties in North America, with current properties in the ArkLaTex region. The company seeks to develop low risk opportunities by itself or with joint venture partners in the oil and natural gas sectors.

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

MOLYBDENUM PROPERTY

The Company had a molybdenum property located approximately 35 kilometers north of Vancouver BC. In the third quarter of 2009 the company deemed the area unsuitable for exploration and opted to not renew its interest in the property.

HOSS HOLMES LEASE

On August 26, 2009, Avro entered into an agreement to acquire for $100,000 the Hoss Holmes Lease located near Hosston, Louisiana, from Fredco LLC, a Louisiana private oil and gas operator. The company closed the acquisition of the property on September 30, 2009.

On February 23, 2010 the company divested a non core assets being the Hoss Holmes, near Hosston Louisiana for $60,000.

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

The company negotiated an extension for the closing of this lease and under these terms of the extension agreement, the Company will pay the operator $70,000, of which $35,000 is payable on or before November 23, 2009, and $35,000 on or before January 20, 2010.

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

The terms of this agreement, the Company is required to pay $385,000, which must be paid over a seven month period, with the first payment of $50,000 paid on November 24, 2009. The terms of the agreement allow Avro to receive production starting from November 1, 2009.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

COMPETITION AND MARKETS

We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, marketing of oil and natural gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees.

The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control including, but not limited to, the amount of domestic production and imports of foreign oil and liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations and federal regulation of natural gas. All of these factors, together with economic factors in the marketing arena, generally affect the supply of and/or demand for oil and natural gas and thus the prices available for sales of oil and natural gas.

REGULATORY CONSIDERATIONS

Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission ("FERC"), the Minerals Management Service ("MMS"), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. This industry is heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, except for the water quality issue described below, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Our operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws sometimes establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

Currently, there are no federal, state or local laws that regulate the price for our sales of natural gas, natural gas liquids, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978, as amended. Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938, as amended. While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business. Additional proposals and proceedings that might affect the natural gas and crude oil extraction industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. We do not believe that we will be affected by any action taken in any materially different respect from other crude oil and natural gas producers, gatherers and marketers with whom we compete.

State regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements. This regulation has not generally been applied against producers and gatherers of natural gas to the same extent as processors, although natural gas gathering may receive greater regulatory scrutiny in the future.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and natural gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency ("EPA"), and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state laws, which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may require certain pollution controls with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes.

To date, compliance with environmental laws and regulations has not required the expenditure of any material amount of money. Since environmental laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. To our knowledge, other than the potential water quality issue described above, there are currently no material adverse environmental conditions that exist on any of our properties and there are no current or threatened actions or claims by any local, state or federal agency, or by any private landowner against us pertaining to such a condition. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

EMPLOYEES

The company employed Donny Fitzgerald in the last quarter of 2009 to work on operation in the Louisiana and Arkansas area. Any other work is performed by contractors as required by the company.

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

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on January 31, 2007 and to date have recently been involved in the organizational activities, and acquisition of our claims. We have no way to evaluate the likelihood that our business will be successful. We have earned minimal revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without greatly increasing our revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN SIGNIFICANT REVENUE TO ACHIEVE PROFITABILITY AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL FINANCING TO COMPLETE OUR PROGRAM IF WARRANTED. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $829,837 for the period from inception (January 31, 2007) to December 31, 2009, and have revenues of $36,683 to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN OIL AND GAS VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If the results of our development program do not reveal viable commercialization options, we may decide to abandon our claim and acquire new claims. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN OIL AND GAS OPERATIONS, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The extracting of oil and gas involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

AS WE UNDERTAKE DEVELOPMENT OF OUR PROPERTIES, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR PROGRAM.

There are several governmental regulations that materially restrict oil extraction. We will be subject to regulations and laws as we carry out our program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements can include:

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

IF ACCESS TO OUR PROPERTIES IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN ANY FUTURE MINING EFFORTS.

It is possible that adverse weather could cause accessibility to our properties difficult and this would delay in our timetables.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY OIL OR GAS WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for petroleum products. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Mike P. Kurtanjek our CEO and director, currently devotes up to 10 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. Our other Directors spend similar amounts of time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our private offerings completed in 2007 and funds borrowed in 2009, provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our properties and the price of oil and gas on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if oil and gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

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

AMENDMENTS TO CURRENT LAWS AND REGULATIONS GOVERNING OUR PROPOSED OPERATIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PROPOSED BUSINESS.

Our business will be subject to substantial regulation under state and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and other matters. Amendments to current laws and regulations governing operations and activities of resource operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the resource industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of mining and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

ESTIMATES OF OIL RESERVES THAT WE MAKE MAY BE INACCURATE WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US

There are numerous uncertainties inherent in estimating quantities of oil resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of oil will be realized. In general, estimates of recoverable oil resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable oil, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

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

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from oil that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

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

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT OUR BUSINESS.

Oil extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, and local laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with resource operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.

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

CHALLENGES TO TITLE TO OUR PROPERTIES MAY IMPACT OUR FINANCIAL CONDITION.

Title to oil interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

THE LIMITED TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY IMPAIR YOUR ABILITY TO SELL YOUR SHARES.

There have been thin volumes of trading of our common stock. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

     * dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
     * announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
     * fluctuations in revenue from our business as new reserves come to market;
     * changes in the market for commodities or in the capital markets generally;
     *    quarterly variations in our revenues and operating expenses;
     * changes in the valuation of similarly situated companies, both in our industry and in other industries;

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of oil and gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. Our principal executive office is located at 213 E Arkansas Ave, Vivian, LA 71082, USA.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

Our common stock is listed for trading under the symbol "AVOE".

As of the date of this report we have approximately 80 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have yet to generated enough revenues to achieve profitability.

RESULTS OF OPERATIONS

We are still in the exploration stage and have generated limited revenues to date.

We incurred expenses of $635,746 for the year ending December 31, 2009. These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on our property for the year ended December 31, 2009. Our net loss for the year ending December 31, 2009 was $599,063.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only begun generating revenues and there is no assurance we will ever reach profitability. We are still in our exploration stage and have generated minimal revenues to date.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2009.

          Balance Sheet Data:            12/31/09           12/31/08
          -------------------            --------           --------

          Cash                          $  14,046           $   1,326
          Total assets                  $  38,990           $   1,326
          Total liabilities             $ 662,904           $  30,407
          Shareholders' equity          $(623,914)          $ (29,081)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $14,046 with outstanding liabilities of $608,307. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated minimal revenue to date.

PLAN OF OPERATION

Our cash balance is $14,046 as of December 31, 2009. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated limited revenue of $36,683 to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues to date. There is no assurance we will ever profitability.

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

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Avro Energy Inc.
(A Exploration Stage Company)

We have audited the accompanying balance sheets of Avro Energy Inc. (A Exploration Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, shareholders' equity (deficit) and cash flows for the twelve month periods ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avro Energy Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ M&K CPAS, PLLC
----------------------------
www.mkacpas.com
Houston, Texas
April 14, 2010

                                Avro Energy Inc.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                          As of               As of
                                                       December 31,        December 31,
                                                          2009                2008
                                                        ---------           ---------
Assets

Current assets
  Cash                                                  $  14,046           $   1,326
  Accounts Recievable                                      24,944                  --
                                                        ---------           ---------
Total current assets                                       38,990               1,326
                                                        ---------           ---------

Total Assets                                            $  38,990           $   1,326
                                                        =========           =========

Liabilities

Current liabilities
  Accounts payable                                      $  54,534           $  26,250
                                                        ---------           ---------
Total current liabilities                                  54,534              26,250

Long Term Liabilities
  Related Party Loan                                        4,157               4,157
  Loan Payable                                            269,213                  --
  Property Payable                                        335,000                  --
                                                        ---------           ---------
Total long Term Liabilities                               608,370               4,157
                                                        ---------           ---------

Total Liabilities                                         662,904              30,407
                                                                            ---------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   100,000,00 Common Shares Authorized
   25,450,560 Shares Issued                                25,451              25,451
  Additional paid-in capital                              177,669             173,439
  Accumulated comprehensive income                          2,803               2,803
  Deficit accumuated during exploration period           (829,837)           (230,774)
                                                        ---------           ---------
Total stockholders deficit                               (623,914)            (29,081)
                                                        ---------           ---------

Total liabilites and stockholders equity                $  38,990           $   1,326
                                                        =========           =========


   The accompanying notes are an integral part of these financial statements.

                                Avro Energy Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                              For the year           For the year          From inception
                                                 ending                 ending         (January 31, 2007) to
                                              December 31,           December 31,           December 31,
                                                  2009                   2008                   2009
                                              ------------           ------------           ------------
Revenue                                       $     36,683           $         --           $     36,683
                                              ------------           ------------           ------------
Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                             596,388                     --                616,388
  Accounting & Professional Fees                    34,351                 28,413                215,963
  Interest Expenses                                  4,231                     --                  4,231
  Office and Administration                            776                  8,295                 29,937
                                              ------------           ------------           ------------
Total Expenses                                     635,746                 36,708                866,520
                                              ------------           ------------           ------------

Net loss from operations                          (599,063)               (36,708)              (829,837)

Other Income and Expenses
  Total Comprehensive income (loss)                     --                   (679)                (2,719)
                                              ------------           ------------           ------------

Provision for income tax                                --                     --                     --
                                              ------------           ------------           ------------

Net Income (Loss)                             $   (599,063)          $    (37,387)          $   (832,556)
                                              ============           ============           ============

Basic & Diluted (Loss) per Common Share             (0.024)                (0.001)
                                              ------------           ------------

Weighted Average Number of Common Shares        25,450,560             25,450,560


   The accompanying notes are an integral part of these financial statements.

                                Avro Energy Inc.
                         (An Exploration Stage Company)
                   Statement of Stockholder's Equity (Deficit)
             From Inception (January 31, 2007) to December 31, 2009
                             (Stated in US Dollars)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                        Other        During
                                                   Common Stock         Paid in     Comprehensive  Exploration     Total
                                               Shares        Amount     Capital        Income         Stage        Equity
                                               ------        ------     -------        ------         -----        ------
Stock Issued for Cash - January 31, 2007    25,000,000     $ 25,000    $  61,250      $    --      $       --    $   86,250

Stock issued for Cash September 1, 2007        264,000          264       65,736                                     66,000

Stock issued for Cash October 1, 2007          186,560          187       46,453                                     46,640

Foreign Currency translation adjustment                                                 3,482                         3,482

Net (Loss) for period                                                                                (194,066)     (194,066)
                                           -----------     --------    ---------      -------      ----------    ----------

Balance, December 31, 2007                  25,450,560       25,451      173,439        3,482        (194,066)        8,306

Foreign Currency translation adjustment                                                  (679)                         (679)

Net (Loss) for period                                                                                 (36,708)      (36,708)
                                           -----------     --------    ---------      -------      ----------    ----------

Balance, December 31, 2008                  25,450,560       25,451      173,439        2,803        (230,774)      (29,081)

Imputed Interest                                                           4,230                                      4,230

Net (Loss) for period                                                                                (599,063)     (599,063)
                                           -----------     --------    ---------      -------      ----------    ----------

Balance, December 31, 2009                  25,450,560     $ 25,451    $ 177,669      $ 2,803      $ (829,837)   $ (623,914)
                                           ===========     ========    =========      =======      ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                Avro Energy Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                 For the year         For the year         From inception
                                                    ending               ending        (January 31, 2007) to
                                                 December 31,         December 31,          December 31,
                                                     2009                 2008                  2009
                                                   ---------            ---------             ---------
OPERATING ACTIVITIES
  Net income (loss)                                $(599,063)           $ (36,708)            $(829,837)
  Recognition of an Impairment Loss
   (Mineral Claims)                                  558,960                   --               605,840
  Foreign Currency income (loss)                          --                 (595)                2,803
  Accounts Receivable                                (24,944)                  --               (24,944)
  Imputed Interest                                     4,230                   --                 4,230
  Prepaid Expenses and deposits                           --                   --                    --
  Accounts payable and accrued liability              28,284                7,533                28,284
                                                   ---------            ---------             ---------
NET CASH USED IN OPERATING ACTIVITIES                (32,553)             (29,770)             (213,624)

INVESTING ACTIVITIES
  Payable to Property                                335,000                   --               335,000
  Purchase of mineral claim                         (555,000)                  --              (575,000)
                                                   ---------            ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES               (220,000)                  --              (240,000)

FINANCING ACTIVITIES
  Related Party Loan                                      --                4,157                 4,157
  Loan Payable                                       269,213                   --               269,213
  Common shares issued to founders                        --                   --                25,451
  Subscriptions received                              (4,230)                  --               169,209
                                                   ---------            ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            264,983                4,157               468,030

Effect of exchange rate on cash                          630                   --                    --

Cash at beginning of period                            1,326               26,939                    --
                                                   ---------            ---------             ---------

CASH AT END OF PERIOD                              $  14,406            $   1,326             $  14,406
                                                   =========            =========             =========

Cash Paid For:
  Interest                                         $      --            $      --             $      --
                                                   =========            =========             =========

  Income Tax                                       $      --            $      --             $      --
                                                   =========            =========             =========


   The accompanying notes are an integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                       From Inception to December 31, 2009
                             (Stated in US Dollars)


NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY - Avro Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties.

The Company is currently engaged in the acquisition, exploration and development of oil and natural gas properties in the United States ArkLaTex region. The company seeks to develop low risk opportunities by itself or with joint venture partners in the oil and natural gas sectors.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a loss of $829,837 for the period from January 31, 2007 (inception) to December 31, 2009 and has generated revenues of $36,683 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

EXPLORATION STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as exploration stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESOURCE PROPERTIES - Company follows the successful efforts method of accounting for its oil and gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are charged as expenses until it is determined that the company has proven oil and gas reserves.

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2009 or 2008.

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2009, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2. OIL AND GAS PROPERTIES

The oil and gas Properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize these properties once reserves have been proven.

MOLYBDENUM PROPERTY

The Company had a molybdenum property located approximately 35 kilometers north of Vancouver BC. In the third quarter of 2009 the company deemed the area unsuitable for exploration and opted to not renew its interest in the property.

HOSS HOLMES LEASE

On August 26, 2009, Avro entered into an agreement to acquire for $100,000 the Hoss Holmes Lease located near Hosston, Louisiana, from Fredco LLC, a Louisiana private oil and gas operator. The company closed the acquisition of the property on September 30, 2009.

On February 23, 2010 the company divested a non core assets being the Hoss Holmes, near Hosston Louisiana for $60,000.

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

The company negotiated an extension for the closing of this lease and under these terms of the extension agreement, the Company will pay the operator $70,000, of which $35,000 is payable on or before November 23, 2009, and $35,000 on or before January 20, 2010.

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

The terms of this agreement, the Company is required to pay $385,000, which must be paid over a seven month period, with the first payment of $50,000 paid on November 24, 2009. The terms of the agreement allow Avro to receive production starting from November 1, 2009.

NOTE 3. LOANS PAYABLE

The loans are payable to a shareholder who owns 264,000 (aproxamitely 1.037% of issued and outstanding) shares. The loans are unsecured, are payable in five years from August 13 and September 3, 2009 and bear interest at 3% per annum. Imputed interest in the amount of $4,230 is included in additional paid in capital due to below market interest rate.

NOTE 4. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The company does not have any uncertain tax positions.

The Company currently has net operating loss carryforwards aggregating $827,125, which expire through 2029. The deferred tax asset of $281,222 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2009 and 2008:

                                                   2009                2008
                                                 ---------           ---------

Deferred tax assets                              $ 281,222           $  78,463
Valuation allowance for deferred tax assets       (281,222)            (78,463)
                                                 ---------           ---------

Net deferred tax assets                          $      --           $      --
                                                 =========           =========

NOTE 5. FAIR VALUE ACCOUNTING

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements. ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America
(GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

     *    Level 1 Unadjusted quoted prices in active markets that are accessible
          at  the  measurement  date  for  identical,   unrestricted  assets  or
          liabilities.

     * Level 2 Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

     * Level 3 Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008:

     Level 1: None
     Level 2: None
     Level 3: None
     Total Gain (Losses): None

NOTE 6. COMMON STOCK

On January 31, 2007 (inception), the Company issued 25,000,000 founders' shares for $86,250.

On September 1, 2007, the Company issued 264,000 shares for $66,000.

On October 1, 2007, the Company issued 186,560 shares for $46,640.

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2009 the company owed Mike P. Kurtanjek, company president, the amount of $4,157. The loan had no interest and no fixed repayment date.

NOTE 8. PROPERTY PAYABLE

As of December 31, 2009 the company had property payable of $335,000 for the Arkansas Lease. The payment schedule required $50,000 paid on or before January 31, 2010, $50,000 paid on or before March 31, 2010, and $235,000 paid on or before May 31, 2010. As of April 15, 2010 the only payment owed for the Arkansas Lease is the $235,000 to be paid on or before May 31. 2010.

NOTE 9. ACCOUNTS RECEIVABLE

As of December 31, 2001 the company had Accounts Receivable of $24,944. Of this $2,154 was owed from Bayou State Oil Corp and $22,790 was owed from Eylau Oil.

NOTE 10. IMPAIRMENT LOSS

The company's impairment loss as per the income statement is $596,388 for the one year period ending December 31, 2009. This consists of all expenses related to the company's oil and gas properties which have been expensed in accordance with Generally Accepted Accounting Principles for the industry. When and if the company is able to prove these reserves with a geological study it will capitalize these costs.

NOTE 11. SUBSEQUENT EVENTS

HOSS HOLMES LEASE

On February 23, 2010 the company divested a non core assets being the Hoss Holmes, near Hosston Louisiana for $60,000.

The Company has evaluated subsequent events through the date these financial statements were issued. There are no reporting subsequent events requiring disclosure other than the one noted above.

The Hoss Holmes Lease was sold on February 23, 2010 and the company will post an impairment loss of $40,000 for this transaction over this period.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director            Age                 Position
  -----------------------            ---                 --------

Mike P. Kurtanjek                    58      President, Chief Executive Officer
                                             and Director

Donny Fitzgerald                     46      Secretary and Director

Michael Heenan                       57      Director

Mike P. Kurtanjek, has been self-employed with Grosvenor Capital Limited since 1995. Prior to that time, he was employed by Credit Lyonnais, James Capel & Co. and Prudential Assurance Company as a Fund Manager and Investment Banker. Mr. Kurtanjek was the manager of the Natural Resources Group of The British Sulphur Corporation where he managed several Work Bank sponsored projects focused on oil and gas in several North African and Middle Eastern countries.

Mr. Donny Fitzgerald has worked in the Oil and Gas business as Manager of Fitzgerald Enterprises over the last 5 years. His expertise is in oil field supply and production within this industry.

Michael Heenan, is an independent businessman involved in the oil and gas industry in Canada.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending December 31, 2009:

                                            Annual Compensation                Long Term Compensation
                                    ----------------------------------   ---------------------------------
                                                                         Restricted
                                                          Other Annual      Stock     Options/*    LTIP        All Other
Name           Title        Year    Salary($)   Bonus     Compensation     Awarded    SARs (#)   payouts($)   Compensation
----           -----        ----    ---------   -----     ------------     -------    --------   ----------   ------------
Mike P.      President,     2007     $    0     $  0         $  0           $  0        $  0        $  0          $  0
Kurtanjek    CEO, CFO       2008     $    0     $  0         $  0           $  0        $  0        $  0          $  0
             and Director   2009     $    0     $  0         $  0           $  0        $  0        $  0          $  0

Michael      Director       2007     $    0     $  0         $  0           $  0        $  0        $  0          $  0
Heenan                      2008     $    0     $  0         $  0           $  0        $  0        $  0          $  0
                            2009     $    0     $  0         $  0           $  0        $  0        $  0          $  0

Marilyn      Past           2007     $    0     $  0         $  0           $  0        $  0        $  0          $  0
Woodruff     Director &     2008     $    0     $  0         $  0           $  0        $  0        $  0          $  0
             Secretary

Donny        Secretary      2008     $    0     $  0         $  0           $  0        $  0        $  0          $  0
Fitzgerald   and Director   2009     $5,000     $  0         $  0           $  0        $  0        $  0          $  0

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

                                                                       Amount and Nature     Percentage of
                                                                         of Beneficial          Common
Title of Class       Name and Address of Beneficial Owner                  Ownership           Stock(1)
--------------       ------------------------------------                  ---------           --------
Common Stock         Mike P. Kurtanjek                                     4,800,000             19.2%
                     9 Church Lane, West Sussex, England, RH103PT

Common Stock         Michael Heenan                                          100,000              0.4%
                     213 E Arkansas Ave
                     Vivian, LA 71082, USA

Common Stock         Donny Fitzgerald                                              0                0%
                     213 E Arkansas Ave
                     Vivian, LA 71082, USA

Common Stock         Officer and/or director as a Group                    4,900,000             19.6%

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

The company has borrowed $4,157 from Mr. Mike P. Kurtanjek, our President and as of December 31, 2009 the loan has not been paid back. The loan has a 0% interest with no fixed payment date.

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

For the year ended December 31, 2009, there were $10,175 in fees charged to the company for audit services, audit-related services and tax services.

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

April 15, 2010      Avro Energy Inc.


                    By: /s/ Mike P. Kurtanjek
                        --------------------------------------------------------
                        Mike P. Kurtanjek, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2010      Avro Energy Inc.


                    By: /s/ Mike P. Kurtanjek
                        --------------------------------------------------------
                        Mike P. Kurtanjek, President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)