Form 10-Q
period 2010-03-31
Avro Energy Inc.
filed 2010-05-17
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 25,450,560 shares of common stock issued and outstanding at May 14, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)

                                                              March 31,          December 31,
                                                                2010                2009
                                                              ---------           ---------
                                                             (unaudited)
ASSETS

CURRENT
  Cash                                                        $  12,900           $  14,046
  Accounts Recievable                                            21,037              24,944
                                                              ---------           ---------

      Total Assets                                            $  33,937           $  38,990
                                                              =========           =========
LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $  54,105           $  54,534
                                                              ---------           ---------
      Total Current Liabilities                                  54,105              54,534

LONG TERM LIABILITIES
  Related Party Loan                                              4,157               4,157
  Loan Payable                                                  365,999             269,213
  Property Payable                                              200,000             335,000
                                                              ---------           ---------
      Total Long Term Liabilities                               570,156             608,370
                                                              ---------           ---------

Total Liabilities                                               624,261             662,904
                                                              ---------           ---------

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value (100,000,000 shares
   authorized 25,450,560 shares issued)                          25,451              25,451
  Additional paid-in capital                                    183,382             177,669
  Accumulated comprehensive income                                2,803               2,803
  Deficit accumulated during the exploration stage             (801,960)           (829,837)
                                                              ---------           ---------
      Total Stockholders Deficit                               (590,324)           (623,914)
                                                              ---------           ---------

Total Liabilities and Stockholders Equity                     $  33,937           $  38,990
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                            January 31, 2007
                                                                                         (Date of Inception) To
                                                      Three Months Ended March 31,              March 31,
                                                       2010                  2009                 2010
                                                   ------------          ------------         ------------
REVENUES
  Oil Revenues                                     $     37,514          $         --         $     74,196
  Sale of Property                                       60,000                    --               60,000
                                                   ------------          ------------         ------------
Total Revenues                                           97,514                    --              134,196

EXPENSES
  Recognition of an Impairment Loss                      62,023                    --              678,411
  Accounting and Professional Fees                        1,800                    --              217,762
  Interest Expense                                        5,714                    --               10,035
  Office and Administration                                 100                    19               29,948
                                                   ------------          ------------         ------------

Total Expenses                                           69,637                    19              936,156
                                                   ------------          ------------         ------------

Net income (Loss) from Operations                        27,877                   (19)            (801,960)
                                                   ------------          ------------         ------------

Other Comprehensive Income (loss)                            --                    --                2,803

Net Income (loss)                                  $     27,877          $        (19)        $   (799,157)
                                                   ============          ============         ============

Basic and diluted loss per share                           0.00                  (0.00)
                                                   ============           ============

Weighted average number of shares outstanding        25,450,560            25,450,560
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                January 31, 2007
                                                                                             (Date of Inception) To
                                                            Three Months Ended March 31,           March 31,
                                                             2010                2009                2010
                                                           ---------           ---------           ---------
OPERATING ACTIVITIES
  Net income (loss) for the period                         $  27,877           $     (19)          $(801,960)
  Adjustment to reconcile net income(loss)to net
   cash provided by (used in)operating activities
     Foreign currency income (loss)                               --                  --               2,803
     Imputed Interest                                          5,714                  --               9,944
  Changes in:
     Accrued Property Expenses                                    --                  --             605,840
     Accounts Receivable                                       3,907                  --             (21,037)
     Prepaid expenses and deposits                                --                  --                (722)
     Accounts payable and accrued liabilities                   (429)                 --              28,216
                                                           ---------           ---------           ---------
Cash provided by(used in) operating activities                37,069                 (19)           (176,916)

INVESTING ACTIVITIES
  Payable to Property                                       (135,000)                 --             200,000
  Purchase of mineral claim                                       --                  --            (575,000)
                                                           ---------           ---------           ---------
Net Cash used in Investing Activites                        (135,000)                 --            (375,000)

FINANCING ACTIVITIES
  Capital stock issued                                            --                  --              25,451
  Related Party Loan                                              --                  --               4,157
  Loan Payable                                                96,785                  --             365,999
  Subscription Received                                           --                  --             169,209
                                                           ---------           ---------           ---------
Net Cash provided by financing activities                     96,785                  --             564,816

Increase (decrease) in cash during the period                 (1,146)                (19)             12,900

Cash, beginning of the period                                 14,046               1,326                  --

Cash, end of the period                                    $  12,900           $   1,307           $  12,900
                                                           =========           =========           =========

CASH PAID FOR:
  Interest                                                 $      --           $      --           $      --
                                                           =========           =========           =========
  Income Tax                                               $      --           $      --           $      --
                                                           =========           =========           =========


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2010
                             (Stated in US Dollars)
                                   (Unaudited)


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

As shown in the accompanying financial statements, the Company has incurred a loss of $801,960 for the period from January 31, 2007 (inception) to March 31, 2010 and has only generated $134,196 in revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 and 2008 audited financial statements. The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

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

On March 31, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the

Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

NOTE 3. OIL AND GAS PROPERTIES

HOSS HOLMES LEASE

On August 26, 2009, Avro entered into an agreement to acquire for $100,000 the Hoss Holmes Lease located near Hosston, Louisiana, from Fredco LLC, a Louisiana private oil and gas operator. The company closed the acquisition of the property on September 30, 2009. This purchase was charged as an exploration expense.

On February 23, 2010 the company deemed this as a non core asset and divested it for $60,000.

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

The agreement requires the Company to commence production within 90 days of the date of the agreement. The lease shall be maintained only by continuous production (no break in production longer than 59 days), reworking operations, and or maintaining the lease in paying quantities as defined under the Louisiana Mineral Code. If there is no production, re-working operations, or maintenance of the lease for a period of sixty days or more, the lease shall cancel and all rights revert back to the Lessor. The company has kept these terms of the agreement and the property has not been reverted back to the Lessor.

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

ARKANSAS LEASE

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

During the first quarter ending March 31, 2010 the company has paid an additional $135,000 towards this property resulting in an ending balance of $200,000.

NOTE 4. LOANS PAYABLE

The loans are payable to a shareholder who owns 370,155 (aproximately 1.037% of issued and outstanding) shares. The loans are unsecured, are payable in five years from August 13 and September 3, 2009 and bear interest at 3% per annum. Imputed interest in the amount of $5,710 is included in additional paid-in capital due to the below market interest rate.

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

Since the date of our inception, January 31, 2007, we have generated $74,197 in oil revenues and $60,000 in the sale of a non-core property. Over the three months ending March 31, 2010 we have generated $27,877 in oil and gas revenue and $60,000 in the sale of a non core asset. Over the same period of time we incurred $69,637 in expenses giving the company an net income of $31,452. The bulk of our operating expenses were incurred in connection with the improvement, expenses, amd maintenance of our oil producing properties.

DAILY OIL PRODUCTION

On April 16, 2010 the company made a news release in regard to its oil production. The release contained forward looking statements in regard to daily production. The daily measurements of the tanks on its oil leases indicated that in that 24 hour period the company's daily production was approximately 40 barrels per day.

SELECTED FINANCIAL INFORMATION

                                         March 31,        December 31,
                                           2010              2009
                                         --------          --------

            Current Assets               $ 33,937          $ 38,990
            Total Assets                 $ 33,937          $ 38,990
            Current Liabilities          $ 54,105          $ 54,534
            Loans Payable                $365,999          $269,213

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had cash in the bank of approximately $12,900. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time. We did not issue any shares during the three months ended March 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

Date: May 17, 2010

     Signature                          Title                           Date
     ---------                          -----                           ----


By: /s/ Mike P. Kurtanjek     Chief Executive Officer,              May 17, 2010
  -------------------------   Chief Financial Officer,
  Mike P. Kurtanjek           President, Secretary, Treasurer
                              and Director (Principal Executive
                              Officer and Principal Accounting
                              Officer)