Form 10-Q
period 2010-06-30
Avro Energy Inc.
filed 2010-08-19
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 27,575,560 shares of common stock issued and outstanding at August 16, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                           June 30,            December 31,
                                                                             2010                 2009
                                                                          ----------           ----------
ASSETS

Current
  Cash                                                                    $   13,741           $   14,046
  Accounts Recievable                                                         26,231               24,944
                                                                          ----------           ----------

Total Assets                                                              $   39,972           $   38,990
                                                                          ==========           ==========

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                $   82,515           $   54,534
                                                                          ----------           ----------
Total Current Liabilities                                                     82,515               54,534

Long Term Liabilities
  Related Party Loan                                                           4,157                4,157
  Loan Payable                                                               390,048              269,213
  Property Payable                                                                --              335,000
                                                                          ----------           ----------
Total Long Term Liabilities                                                  394,205              608,370
                                                                          ----------           ----------

Total Liabilities                                                            476,720              662,904
                                                                          ----------           ----------

STOCKHOLDERS DEFICIT
  Common stock, $0.001 par value (100,000,000 shares authorized,
   26,450,560 and 25,450,560 shares issued and oustanding as of
   June 30, 2010 and December 31, 2009, respectively)                         26,451               25,451
  Additional paid-in capital                                                 440,699              177,669
  Accumulated comprehensive income                                             2,803                2,803
  Deficit accumulated during the exploration stage                          (906,701)            (829,837)
                                                                          ----------           ----------
Total Stockholders Deficit                                                  (436,748)            (623,914)
                                                                          ----------           ----------

Total Liabilities and Stockholders' Deficit                               $   39,972           $   38,990
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                        January 31, 2007
                                                                                                      (Date of Inception)
                                          Three Months Ended                 Six Months Ended                 To
                                                June 30,                          June 30,                  June 30,
                                         2010             2009             2010             2009             2010
                                     ------------     ------------     ------------     ------------     ------------
REVENUES
  Oil Revenues                       $     54,772     $         --     $     92,286     $         --     $    128,969
  Sale of Property                             --               --           60,000               --           60,000
                                     ------------     ------------     ------------     ------------     ------------
Total Revenues                             54,772               --          152,286               --          188,969

EXPENSES
  Oil and Gas Properties (expenses)       117,705               --          206,746               --          823,134
  Accounting and Professional Fees          6,305            5,855            8,104            5,855          224,067
  Interest Expenses                         2,631               --           14,030               --           18,261
  Office and Administration                   170              425              270              444           30,208
                                     ------------     ------------     ------------     ------------     ------------
Total Expenses                            126,811            6,280          229,150            6,299        1,095,670
                                     ------------     ------------     ------------     ------------     ------------

Net income (Loss) from Operations         (72,039)          (6,280)         (76,864)          (6,299)        (906,701)
                                     ------------     ------------     ------------     ------------     ------------

Other Comprehensive Income (loss)              --               --               --               --            2,803
                                     ------------     ------------     ------------     ------------     ------------

Total Comprehensive income (loss)    $    (72,039)    $     (6,280)    $    (76,864)    $     (6,299)    $   (903,898)
                                     ============     ============     ============     ============     ============

Basic and diluted loss per share            (0.00)           (0.00)           (0.00)           (0.00)
                                     ============     ============     ============     ============

Weighted average number of shares
 outstanding                           26,000,011       25,450,560       25,726,803       25,450,560
                                     ============     ============     ============     ============


    The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENTS OF CASHFLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                              January 31, 2007
                                                            Six Months Ended               (Date of Inception) To
                                                                 June 30,                        June 30,
                                                         2010                 2009                 2010
                                                      ----------           ----------           ----------
OPERATING ACTIVITIES
  Net income (loss) for the period                    $  (76,864)          $   (6,299)          $ (906,701)
  Adjustment to reconcile net income (loss) to net
   cash used operating activities
     Impairment Loss                                          --                   --              605,840
     Foreign currency income (loss)                           --                   86                2,803
     Imputed Interest                                     14,030                   --               18,261
  Change in:
     Accrued Property Expenses                          (335,000)                  --             (335,000)
     Accounts Receivable                                  (1,287)                  --              (26,230)
     Accounts payable and accrued liabilities             27,981                6,168               55,903
                                                      ----------           ----------           ----------
Cash used in operating activities                       (371,140)                 (45)            (585,124)

INVESTING ACTIVITIES
  Payable to Property                                         --                   --              335,000
  Purchase of mineral claim                                   --                   --             (575,000)
                                                      ----------           ----------           ----------
Net Cash used in Investing Activites                          --                   --             (240,000)

FINANCING ACTIVITIES
  Capital stock issued                                   250,000                   --              419,209
  Founder Share                                               --                   --               25,451
  Loan Payable - RP                                           --                   --                4,157
  Loan Payable                                           120,835                   --              390,048
                                                      ----------           ----------           ----------
Cash from financing activities                           370,835                   --              838,865

Increase (decrease) in cash during the period               (305)                 (45)              13,741

Cash, beginning of the period                             14,046                1,326                   --
                                                      ----------           ----------           ----------

Cash, end of the period                               $   13,741           $    1,281           $   13,741
                                                      ==========           ==========           ==========

Cash Paid For:
  Interest                                            $       --           $       --           $       --
                                                      ==========           ==========           ==========


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2010
                             (Stated in US Dollars)
                                   (Unaudited)

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

As shown in the accompanying financial statements, the Company has incurred a loss of $906,701 for the period from January 31, 2007 (inception) to June 30, 2010 and has generated $188,969 in revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 and 2008 audited financial statements. The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 3. OIL AND GAS PROPERTIES

HERRING LEASE

On August 10, 2009, Avro Energy, Inc. entered into an agreement to acquire various oil leases near Hosston, Louisiana, from S.A.M., a Louisiana private partnership, and private oil and gas operator. The terms of the agreement state that the Company must pay a 20 percent royalty interest in exchange for the exclusive grant, lease, and let of the following oil and gas leases:

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

The terms of this agreement allowed the Company to pay $385,000, over a seven month period, with the first payment of $50,000 paid on November 24, 2009. The terms of the agreement allow Avro to receive production starting from November 1, 2009. As of June 30, 2010 the Company has completed all outstanding payments for this property.

NOTE 4. LOANS PAYABLE

The loans are payable to a shareholder who owns 370,155 (aproximately 1.037% of issued and outstanding) shares. During the six months ended June 30, 2010, the Company received proceeds of $120,835 unsecured loans which are payable in five years from August 13 and September 3, 2009 and bear interest at 3% per annum. Imputed interest in the amount of $14,030 is included in additional paid-in capital due to the below market interest rate.

NOTE 5. COMMON STOCK

On May 31, 2010, the Company entered into a binding U.S. Share Private Placement and Subscription Agreement whereby it issued 1,000,000 units at a price of $0.25 per unit for a total proceeds of $250,000. Each unit consists of one restricted common share and one half share purchase warrant, two half warrants will entitle the Subscriber to acquire one restricted common share. The warrant issued will enable holder to purchase 250,000 shares at a purchase price of $0.50 per Share for a period of 18 months from the date of issue.

NOTE 6. SUBSEQUENT EVENTS

On July 8, 2010 the company issued 1,125,000 restricted shares for the total price of $1,125.

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

RESULTS OF OPERATIONS

Avro Energy Inc. has acquired oil and natural gas properties in the ArkLaTex region. These properties include the Herring, Muslow and Arkansa Leases.

Since the date of our inception, January 31, 2007, we have generated $128,969 in oil revenues and $60,000 in the sale of a non-core property for a total revenue of $188,969. Over the three months ending June 30, 2010 we have generated $54,772 in oil and gas revenue. Over the same period of time we incurred $126,811 in expenses giving the company an net loss of $76,864. The bulk of our operating expenses were incurred in connection with the improvement, expenses, maintenance and workover of our oil producing properties.

Oil and gas income was not what management expected in the quarter. The company had road and production problems related to weather and the unavailability to secure workover crews to perform the work in a timely fashion.

The management of the company supervised the through the pipe logging on one well on its Arkansas leases. The company found these results to be favourable to the company interest.

SELECTED FINANCIAL INFORMATION
                                      June 30,        December 31,
                                        2010             2009
                                      --------         --------
     Current Assets                   $ 39,972         $ 38,990
     Total Assets                     $ 39,972         $ 38,990
     Current Liabilities              $ 82,515         $ 54,534
     Loans Payable                    $390,048         $269,213

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had cash in the bank of approximately $13,741. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

On May 31, 2010, the Company entered into a binding U.S. Share Private Placement and Subscription Agreement (the "Agreement") with an investor, Albury Investments Ltd., a Hong Kong based investment firm and accredited investor, (the "Subscriber"), pursuant to which it sold 1,000,000 units at a price of $0.25 per unit for total proceeds of $250,000. Each unit consists of one restricted common share and one half share purchase warrant. Two half warrants will entitle the Subscriber to acquire one restricted common share at a purchase price of $0.50 per Share for a period of 18 months from the date of issue. The Shares issued under this Private Placement are restricted and will bear the standard restrictive legend pursuant to Rule 144. The Proceeds from this Private Placement were used for the final payment and closing of the Eleven Deep Producing Oil Wells in Southern Arkansas as previously disclosed in the Company's 8K filed on October 29, 2009. The Company did not pay any commissions or fees in regards to this $250,000 Private Placement Subscription Agreement.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2010.

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

Date: August 16, 2010

     Signature                          Title                          Date
     ---------                          -----                          ----


By: /s/ Mike P. Kurtanjek     Chief Executive Officer,           August 16, 2010
  -------------------------   Chief Financial Officer,
  Mike P. Kurtanjek           President, Secretary, Treasurer
                              and Director (Principal Executive
                              Officer and Principal Accounting
                              Officer)