Form 10-Q
period 2010-09-30
Avro Energy Inc.
filed 2010-11-22
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 40,577,160 shares of common stock issued and outstanding at November 19, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                    September 30,          December 31,
                                                                        2010                   2009
                                                                    ------------           ------------
ASSETS

Current
  Cash                                                              $      4,467           $     14,046
  Accounts Recievable                                                     17,215                 24,944
                                                                    ------------           ------------

Total Assets                                                        $     21,682           $     38,990
                                                                    ============           ============

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                          $     61,104           $     54,534
  Related Party Loan                                                       4,157                  4,157
  Loan Payable                                                               815                269,213
  Property Payable                                                            --                335,000
                                                                    ------------           ------------
Total Current Liabilities                                                 66,076                662,904
                                                                    ------------           ------------

Total Liabilities                                                         66,076                662,904
                                                                    ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value(100,000,000 shares authorized,
   40,577,160 and 25,450,560 shares issued and outstanding as
   of September 30, 2010 and December 31, 2009, respectively)             40,578                 25,451
  Additional paid-in capital                                           1,084,189                177,669
  Accumulated comprehensive income                                         2,803                  2,803
  Deficit accumulated during the exploration stage                    (1,171,964)              (829,837)
                                                                    ------------           ------------
Total Stockholders' Equity (Deficit)                                     (44,394)              (623,914)
                                                                    ------------           ------------

Total Liabilities and Stockholders' Equity                          $     21,682           $     38,990
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                      January 31, 2007
                                            Three Months Ended             Nine Months Ended       (Date of Inception) to
                                               September 30,                  September 30,            September 30,
                                          2010            2009            2010            2009             2010
                                       -----------     -----------     -----------     -----------      -----------
Revenues
  Oil Revenues                         $    51,109     $     3,242     $   143,395     $     3,242      $   180,078
                                       -----------     -----------     -----------     -----------      -----------
Total Revenues                              51,109           3,242         143,395           3,242          180,078

Operating Expenses
  Accounting and Professional Fees          13,408          13,420          21,512          19,275          237,475
  Office and Administration                  1,690           2,998           1,961           3,442           31,898
                                       -----------     -----------     -----------     -----------      -----------
Total Operating Expenses                    15,098          16,418          23,473          22,717          269,373

Other (Income) Expenses
  Other Income: Sale of Property                --              --         (60,000)             --          (60,000)
  Recognition of an Impairment Loss             --              --              --              --          605,840
  Oil and Gas Properties (expenses)         34,830              --         241,576              --          252,124
  Loss on debt Settlement                  260,032              --         260,032              --          260,032
  Interest Expenses                          6,412             351          20,441             351           24,673
                                       -----------     -----------     -----------     -----------      -----------
Total Other Expenses                       301,274             351         462,049             351        1,082,669
                                       -----------     -----------     -----------     -----------      -----------

Total Expenses                             316,372          16,769         485,522          23,068        1,352,042
                                       -----------     -----------     -----------     -----------      -----------

Net income (Loss) from Operations         (265,263)        (13,527)       (342,127)        (19,826)      (1,171,964)
                                       ===========     ===========     ===========     ===========      ===========

Other Comprehensive Income (loss)               --              --              --              --            2,803
                                       -----------     -----------     -----------     -----------      -----------

Total Comprehensive income (loss)      $  (265,263)    $   (13,527)    $  (342,127)    $   (19,826)     $(1,169,161)
                                       ===========     ===========     ===========     ===========      ===========

Basic and diluted loss per share       $     (0.01)    $     (0.00)    $     (0.01)    $     (0.00)
                                       ===========     ===========     ===========     ===========
Weighted  average number of shares
 outstanding                            29,021,212      25,450,560      27,126,484      25,450,560
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENTS OF CASHFLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                               January 31, 2007
                                                            Nine Months Ended               (Date of Inception) to
                                                              September 30,                     September 30,
                                                      2010                   2009                   2010
                                                  ------------           ------------           ------------
Operating Activities
  Net income (loss) for the period                $   (342,127)          $    (19,826)          $ (1,171,964)
  Adjustments to reconcile net income to net
   cash used for operating activities:
     Loss on settlement of debt                        260,031                     --                260,031
     Impairment loss                                        --                     --                605,840
     Foreign currency income (loss)                         --                     --                  2,803
     Imputed Interest                                   20,442                     --                 24,672
  Change in non-cash working capital balances
   related to operations:
     Accrued Property Expenses                        (335,000)                    --               (335,000)
     Accounts Receivable                                 7,730                 (3,243)               (17,214)
     Accounts payable and accrued liabilities            6,570                  9,145                 34,493
                                                  ------------           ------------           ------------
Cash used in operating activities                     (382,354)               (13,924)              (596,339)

Investing Activities
  Payable to Property                                       --               (100,000)               335,000
  Purchase of mineral claim                                 --                     --               (575,000)
                                                  ------------           ------------           ------------
Net Cash from Investing Activites                           --               (100,000)              (240,000)

Financing Activities
  Founder Shares                                            --                     --                 25,451
  Proceeds from sale of Stock                          251,125                     --                420,334
  Borrowing on Debt - Related Party                         --                     --                  4,157
  Borrowing on Debt                                    121,650                117,998                390,863
                                                  ------------           ------------           ------------
Cash from financing activities                         372,775                117,998                840,805

Increase (decrease) in cash during the period           (9,579)                 4,074                  4,466

Cash, beginning of the period                           14,046                  1,326                     --
                                                  ------------           ------------           ------------

Cash, end of the period                           $      4,467           $      5,400           $      4,466
                                                  ============           ============           ============

Cash Paid For:
  Interest                                        $         --           $         --           $         --
                                                  ============           ============           ============
  Income Tax                                      $         --           $         --           $         --
                                                  ============           ============           ============


    The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2010
                             (Stated in US Dollars)
                                   (Unaudited)


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

As shown in the accompanying financial statements, the Company has incurred a loss of $1,171,964 for the period from January 31, 2007 (inception) to September 30, 2010 and has generated $180,078 in revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 and 2008 audited financial statements. The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

The terms of this agreement allowed the Company to pay $385,000, over a seven month period, with the first payment of $50,000 paid on November 24, 2009. The terms of the agreement allow Avro to receive production starting from November 1, 2009. On June 30, 2010 the last payment to complete the purchase for this property was made.

NOTE 4. LOANS PAYABLE

The loans are payable to a shareholder who owns 370,155 (aproximately 1.037% of issued and outstanding) shares. The loans are unsecured, are payable in five years from August 13 and September 3, 2009 and bear interest at 3% per annum. Imputed interest in the amount of $5,686 is included in additional paid-in capital due to the below market interest rate.

NOTE 5. RECENT ISSUANCE OF SHARES

On May 31, 2010, the Company issued 1,000,000 Units at a price of $0.25 per Unit for total proceeds of $250,000. Each Unit issued consisted of one restricted common share and one half share purchase warrant. Two half warrants entitles a Subscriber to acquire one restricted common share at a purchase price of $0.50 per Share for a period of 18 months from the date of issue.

On July 8, 2010 the company issued 1,125,000 restricted shares at par for a total proceeds of $1,125.

On September 13, 2010, the company entered agreements to convert various outstanding loans into restricted shares of the Company. The total amount owing to its creditors was $390,048, and each agreed to the issuance of restricted shares of the Company to settle this outstanding debt. As a result, the Company agreed to issue a total of 13,001,600 shares in settlement of this debt, or at a price of $0.03 per share. The total fair value of the shares was $650,080 based on the closing price resulting in a loss of settlement of debt of $260,032.

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

Since the date of our inception, January 31, 2007, we have generated $180,078 in oil revenues and $60,000 in the sale of a non-core property for a total revenue of $240,078. Over the three months ending September 30, 2010 we have generated $51,109 in oil and gas revenue. Over the same period of time we incurred $316,372 in expenses giving the company an net loss of $265,263. The bulk of our operating expenses were incurred in connection with the improvement, expenses, maintenance and workover of our oil producing properties.

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

SELECTED FINANCIAL INFORMATION
                                       September 30,      December 31,
                                           2010              2009
                                         --------          --------
            Current Assets               $ 21,682          $ 38,990
            Total Assets                 $ 21,682          $ 38,990
            Current Liabilities          $ 65,261          $ 54,534
            Loans Payable                $    815          $338,787

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had cash in the bank of approximately $4,468. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

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

On July 8, 2010 Mirador Consulting, Inc. purchased from the Company 1,125,000 shares of restricted common stock at par value for total proceeds to the Company of $1,125.

On September 13, 2010, Avro Energy, Inc. entered into various agreements with certain of its creditors to convert various outstanding loans into restricted shares of the Company. The total amount owing to its creditors was $390,048, and each agreed to the issuance of restricted shares of the Company to settle this outstanding debt. As a result, the Company has agreed to issue a total of 13,001,600 shares in settlement of this debt, or at a price of $0.03 per share.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.
CHANGES IN INTERNAL CONTROLS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending September 30, 2010.

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

Date: November 19, 2010

     Signature                          Title                          Date
     ---------                          -----                          ----


By: /s/ Mike P. Kurtanjek     Chief Executive Officer,         November 19, 2010
  -------------------------   Chief Financial Officer,
  Mike P. Kurtanjek           President, Secretary, Treasurer
                              and Director (Principal Executive
                              Officer and Principal Accounting
                              Officer)