Form 10-K
period 2010-12-31
Avro Energy Inc.
filed 2011-04-15
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 15, 2011, the registrant had 40,577,160 shares of common stock issued and outstanding.

                                AVRO ENERGY INC.
                                TABLE OF CONTENTS

Item 1. Business.............................................................. 3

Item 1A. Risk Factors......................................................... 6

Item 2. Properties............................................................13

Item 3. Legal Proceedings.....................................................13

Item 4. Submission of Matters to a Vote of Security Holders...................13

Item 5. Market for Common Equity and Related Stockholder Matters..............13

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................14

Item 8. Financial Statements..................................................15

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure.29

Item 9A. Controls and Procedures..............................................29

Item 10. Directors, Executive Officers and Control Persons....................32

Item 11. Executive Compensation...............................................33

Item 12. Security Ownership of Certain Beneficial Owners and Management.......34

Item 13. Certain Relationships and Related Transactions.......................35

Item 14. Principal Accounting Fees and Services...............................35

Item 15. Exhibits.............................................................36

Signatures....................................................................36

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

The Company filed its articles of incorporation with the Nevada Secretary of State on January 31, 2007, indicating Mike P. Kurtanjek as its Director and its President and sole executive officer. Mr. Michael Heenan was appointed as a Director of the Company on June 1, 2007. Ms. Marilyn Woodruff was appointed as a Director of the Company on June 1, 2007. Ms. Woodruff was also appointed as the Secretary for the Company effective June 1, 2007. On June 11, 2008 Ms. Woodruff resigned as Secretary and Director and Mr. Donny Fitzgerald replaced her as Secretary and Director.

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

On February 23, 2010 the company divested the assets being the Hoss Holmes, near Hosston Louisiana for $60,000.

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

MUSLOW LEASE

On September 9, 2009, Avro Energy, Inc. entered into an agreement and acquire four oil and gas leases in Caddo Parish, Louisiana, from a private oil and gas operator for $70,000. The first three leases are the Muslow A, B, and C Leases, which in total comprise of 8 wells and equipment, of which 2 are currently producing. The fourth lease is the Caddo Levee Board Lease, comprising of 13 wells and equipment, of which 4 are currently producing.

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

EMPLOYEES

The company employed Donny Fitzgerald as director in 2010 to work on operation in the Louisiana and Arkansas area. Any other work is performed by contractors as required by the company.

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

We have accrued net losses of $1,427,0541 for the period from inception (January 31, 2007) to December 31, 2010, and have revenues of $214,092 to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our private offerings completed in 2007 and funds borrowed since this private offering, provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

Our common stock is listed for trading under the symbol "AVOE".

As of the date of this report we have approximately 90 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

We incurred expenses of $533,292 for the year ending December 31, 2010. These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on our property for the year ended December 31, 2010. Our net loss for the year ending December 31, 2010 was $597,214.

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

The following table provides selected financial data about our company for the years ended December 31, 2009 and 2010.

         Balance Sheet Data:             12/31/10            12/31/09
         -------------------            ---------           ---------
         Cash                           $   1,994           $  14,046
         Total assets                   $   5,783           $  38,990
         Total liabilities              $ 304,406           $ 662,904
         Shareholders' deficit          $(298,623)          $(623,914)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2010 was $1,994 with outstanding liabilities of $304,406. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated minimal revenue to date.

PLAN OF OPERATION

Our cash balance is $1,994 AND $14,046 as of December 31, 2010 and 2009, respectively. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated limited revenue of $214,092 since inceptions.

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

ITEM 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Avro Energy Inc.
(A Exploration Stage Company)

We have audited the accompanying balance sheets of Avro Energy Inc. (A Exploration Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, shareholders' equity (deficit) and cash flows for the twelve month periods ended December 31, 2010 and 2009. The financial statements for the period January 31, 2007 (inception) to December 31, 2007 were audited by other auditors who expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avro Energy Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

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


/s/ M&K CPAS, PLLC
-----------------------------
M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2011

                                Avro Energy Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                          As of                As of
                                                                        December 31          December 31
                                                                           2010                 2009
                                                                        ----------           ----------
Assets

Current assets
  Cash                                                                  $    1,994           $   14,046
  Accounts Recievable                                                        3,789               24,944
                                                                        ----------           ----------
      Total current assets                                                   5,783               38,990
                                                                        ----------           ----------

      Total Assets                                                      $    5,783           $   38,990
                                                                        ==========           ==========

Liabilities

Current liabilities
  Accounts payable                                                      $   64,434           $   54,534
  Related Party Loan                                                         4,157                4,157
  Loan Payable                                                                 815              269,213
  Property Payable                                                              --              335,000
                                                                        ----------           ----------
      Total current liabilities                                             69,406              662,904

Long Term Liabilities
  ARO Obligation                                                           235,000                   --
                                                                        ----------           ----------
      Total long Term Liabilities                                          235,000                   --
                                                                        ----------           ----------
      Total Liabilities                                                    304,406              662,904
                                                                        ----------           ----------

Stockholders' Deficit
  Common Stock, $0.001 par value100,000,00 Common Shares
   Authorized; 40,577,160 and 25,450,560 issued and oustanding
   as of December 31, 2010 and 2009, respectively                           40,578               25,451
  Additional paid-in capital                                             1,085,047              177,669
  Accumulated comprehensive income                                           2,803                2,803
  Deficit accumuated during exploration period                          (1,427,051)            (829,837)
                                                                        ----------           ----------
      Total stockholders' deficit                                         (298,623)            (623,914)
                                                                        ----------           ----------

      Total liabilites and stockholders' deficit                        $    5,783           $   38,990
                                                                        ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                Avro Energy Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                  For the year           For the year          From inception
                                                     ending                 ending         (January 31, 2007) to
                                                  December 31,           December 31,           December 31,
                                                      2010                   2009                   2010
                                                  ------------           ------------           ------------
                                                                                                 (unaudited)
Revenue                                           $    177,409           $     36,683           $    214,092
                                                  ------------           ------------           ------------
Expenses
  Recognition of an Impairment Loss
    (Property Expenses)                                     --                596,388                616,388
  Operations Expense                                   288,709                     --                288,709
  Accretion Expense                                    235,000                     --                235,000
  Accounting & Professional Fees                        23,883                 34,351                239,846
  Office and Administration                              5,700                    776                 35,638
                                                  ------------           ------------           ------------
Total Expenses                                         553,292                631,515              1,415,581
                                                  ------------           ------------           ------------
Net (loss) from operations                            (375,883)              (594,832)            (1,201,489)

Other Income and Expenses
  Gain on sale of lease properties                      60,000                     --                 60,000
  Loss on converstion of debt                         (260,032)                    --               (260,032)
  Interest Expense                                     (21,299)                (4,231)               (25,530)
                                                  ------------           ------------           ------------
Total Other Income and Expenses                       (221,331)                (4,231)              (225,562)
                                                  ------------           ------------           ------------

Net Income (Loss)                                 $   (597,214)          $   (599,063)          $ (1,427,051)
                                                  ============           ============           ============
Other Comprehensive Loss
  Loss (gain) on foreign exchange                           --                     --                  2,803
                                                  ------------           ------------           ------------
Total Loss and comprehensive Loss                      597,214                599,063              1,429,854
Provision for income tax                                    --                     --                     --

Basic & Diluted (Loss) per Common Share                 (0.020)                (0.024)
                                                  ------------           ------------
Weighted Average Number of Common Shares            30,503,439             25,450,560
                                                  ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                                Avro Energy Inc.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                   (DEFICIT) From Inception (January 31, 2007)
                              to December 31, 2010
                             (Stated in US Dollars)

                                                                                                  Deficit
                                                                                                Accumulated
                                               Common Stock                         Other          During
                                           --------------------       Paid in   Comprehensive   Exploration      Equity
                                           Shares        Amount       Capital       Income         Stage          Total
                                           ------        ------       -------       ------         -----          -----
Stock Issued for Cash
  January 31, 2007                        25,000,000    $ 25,000    $   61,250     $     --     $        --     $  86,250
Stock issued for Cash
 September 1, 2007                           264,000         264        65,736                                     66,000
Stock issued for Cash
 October 1, 2007                             186,560         187        46,453                                     46,640
Foreign Currency
 translation adjustment                                                               3,482                         3,482
Net (Loss) for period                                                                              (194,066)     (194,066)
                                         -----------    --------    ----------     --------     -----------     ---------
Balance, December 31, 2007                25,450,560      25,451       173,439        3,482        (194,066)        8,306
                                         -----------    --------    ----------     --------     -----------     ---------
Foreign Currency translation adjustment                                                (679)                         (679)
Net (Loss) for period                                                                               (36,708)      (36,708)
                                         -----------    --------    ----------     --------     -----------     ---------
Balance, December 31, 2008                25,450,560      25,451       173,439        2,803        (230,774)      (29,081)
                                         -----------    --------    ----------     --------     -----------     ---------
Imputed Interest                                                         4,230                                      4,230
Net (Loss) for period                                                                              (599,063)     (599,063)
                                         -----------    --------    ----------     --------     -----------     ---------
Balance, December 31, 2009                25,450,560      25,451       177,669        2,803        (829,837)     (623,914)
                                         -----------    --------    ----------     --------     -----------     ---------
Imputed Interest                                                        21,299                                     21,299
Stock issued for Cash
 May 31, 2010                              1,000,000       1,000       249,000                                    250,000
Stock issued for Cash
 July 8, 2010                              1,125,000       1,125                                                    1,125
Stock issued for to
 settle debt September 13, 2010           13,001,600      13,002       637,079                                    650,081
Net (Loss) for period                                                                              (597,214)     (597,214)
                                         -----------    --------    ----------     --------     -----------     ---------

Balance, December 31, 2010                40,577,160    $ 40,578    $1,085,047     $  2,803     $(1,427,051)    $(298,623)
                                         ===========    ========    ==========     ========     ===========     =========


   The accompanying notes are an integral part of these financial statements.

                                Avro Energy Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                              For the year          For the year            From inception
                                                                 ending                 ending          (January 31, 2007) to
                                                              December 31,           December 31,            December 31,
                                                                  2010                   2009                   2010
                                                              ------------           ------------           ------------
                                                                                                             (unaudited)
Operating Activities
  Net income (loss)                                           $   (597,214)          $   (599,063)          $ (1,427,051)
  Recognition of an Impairment Loss
    (Mineral Claims)                                                    --                558,960                605,840
  Accretion Expense                                                235,000                     --                235,000
  Loss on converstion of debt                                      260,032                     --                260,032
  Foreign Currency income (loss)                                        --                     --                  2,803
  Imputed Interest                                                  21,299                  4,230                 25,529
  Changes to operating assets and liabilities:
    Accounts Receivable                                             21,156                (24,944)                (3,788)
    Accounts payable and accrued liability                        (325,099)               363,554                 37,824
                                                              ------------           ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                  (384,826)               302,737               (263,811)
                                                              ------------           ------------           ------------

Investing Activities
  Purchase of mineral claim                                             --               (555,000)              (575,000)
                                                              ------------           ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES              $         --           $   (555,000)          $   (575,000)
                                                              ------------           ------------           ------------
Financing Activities
  Proceed from sale of stock                                       251,125                 (4,230)               420,334
  Related Party Loan                                                    --                     --                  4,157
  Loan Payable                                                     121,650                269,213                390,863
  Founders shares                                                   25,451
                                                              ------------           ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES          $    372,775           $    264,983           $    840,805
                                                              ------------           ------------           ------------

INCREASE (DECREASE) IN CASH                                        (12,051)                12,720                  1,994

Effect of exchange rate on cash                                         --                    630                     --

Cash at beginning of period                                         14,045                  1,326                     --
                                                               -                     ------------           ------------

CASH AT END OF PERIOD                                         $      1,994           $     14,046           $      1,994
                                                              ============           ============           ============
Cash Paid For:
  Interest                                                    $         --           $         --           $         --
                                                              ============           ============           ============
  Income Tax                                                  $         --           $         --           $         --
                                                              ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                       From Inception to December 31, 2010
                             (Stated in US Dollars)


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

As shown in the accompanying financial statements, the Company has incurred a accumulated loss of $1,427,051 for the period from January 31, 2007 (inception) to December 31, 2010 and has generated revenues of $214,092 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2010 or 2009, respectively.

INCOME TAXES - Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, INCOME TAXES, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

COMPREHENSIVE LOSS - ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS - ASC 820, "FAIR VALUE MEASUREMENTS" and ASC 825, FINANCIAL INSTRUMENTS, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

LEVEL 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

LEVEL 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

LEVEL 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable, and amounts due to related parties. The fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 - Receivable - Loans and Debt Securities Acquired with Deteriorated Credit Quality ("Subtopic 310-30"). Furthermore, the
amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables--Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivatives and Hedging (Topic 815):
Scope Exception Related to Embedded Credit Derivatives." The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810): Amendments for Certain Investment Funds." The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09  "Subsequent Events (ASC Topic
855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company's financial position and results of operations.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements." ASU No. 2010-06 amends FASB Accounting Standards Codification ("ASC") 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15,

2009. The adoption of ASU 2010-06 did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company's financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company's financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, SUBSEQUENT EVENTS, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company's financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operation

NOTE 3. OIL AND GAS PROPERTIES

The oil and gas Properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2009 and determines that the properties were not economically viable, at that point the company impaired the properties.

HOSS HOLMES LEASE

On August 26, 2009, Avro entered into an agreement to acquire for $100,000 the Hoss Holmes Lease located near Hosston, Louisiana, from Fredco LLC, a Louisiana private oil and gas operator. The company closed the acquisition of the property on September 30, 2009.

On February 23, 2010 the company divested a non core assets being the Hoss Holmes, near Hosston Louisiana for $60,000. The sale of the resulted in an gain on sale of $60,000 recorded as other income.

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

MUSLOW LEASE

On September 9, 2009, Avro Energy, Inc. entered into an agreement and acquire four oil and gas leases in Caddo Parish, Louisiana, from a private oil and gas operator for $70,000. The first three leases are the Muslow A, B, and C Leases, which in total comprise of 8 wells and equipment, of which 2 are currently producing. The fourth lease is the Caddo Levee Board Lease, comprising of 13 wells and equipment, of which 4 are currently producing.

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

NOTE 4. LOANS PAYABLE

The loans are payable to a shareholder who owns 264,000 (approximately 1.037% of issued and outstanding) shares. The loans are unsecured, are payable in five years from August 13 and September 3, 2009 and bear interest at 3% per annum. Imputed interest in the amount of $21,299 is included in additional paid in capital due to below market interest rate.

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

NOTE 5. INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating $900,630, which expire through 2029. The deferred tax asset of $315,220 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2010 and 2009:

                                                   2010              2009
                                                ----------        ----------
Deferred tax assets                             $  315,220        $  281,222
Valuation allowance for deferred tax assets       (315,220)         (281,222)
                                                ----------        ----------

Net deferred tax assets                         $       --        $       --
                                                ==========        ==========

NOTE 6. COMMON STOCK

On January 31, 2007 (inception), the Company issued 25,000,000 founders' shares for $86,250.

On September 1, 2007, the Company issued 264,000 shares for $66,000.

On October 1, 2007, the Company issued 186,560 shares for $46,640.

On May 31, 2010, the Company issued 1,000,000 Units at a price of $0.25 per Unit for total proceeds of $250,000. Each Unit issued consisted of one restricted common share and one half share purchase warrant. Two half warrants entitles a Subscriber to acquire one restricted common share at a purchase price of $0.50 per Share for a period of 18 months from the date of issue. There relative fair market value of the warrants is $4,851.

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

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2010 the company owed Mike P. Kurtanjek, company president, the amount of $4,157. The loan had no interest and no fixed repayment date.

NOTE 9. IMPAIRMENT LOSS

The company's accumulated impairment loss as per the income statement is $616,388 from January 31, 2007 (inception) through December 31, 2010. This consists of all expenses related to the company's oil and gas properties which have been expensed in accordance with Generally Accepted Accounting Principles for the industry. The company performed an impairment analysis at the end of 2009 and determines that the properties were not economically viable, at that point the company impaired the properties.

NOTE 12. ASSET RETIREMENT OBLIGATION

The Company accounts for asset retirement obligations as required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 410--Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long-lived asset with an existing asset retirement obligation is acquired, a liability for that obligation shall be recognized at the asset's acquisition date as if that obligation were incurred on that date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated.

The company therefore has incurred an accretion expense of $235,000 for the year ending December 31, 2010 for the net present value cost of plugging all its oil wells upon the ending of the useful life of the wells.

NOTE 13. SUBSEQUENT EVENTS

There were no subsequent events through April 15, 2010 that would warrant further disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 using the criteria established in "INTERNAL CONTROL - INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

     1) WE DO NOT HAVE AN AUDIT COMMITTEE - While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

     2) WE DID NOT MAINTAIN APPROPRIATE CASH CONTROLS - As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

     3) WE DID NOT IMPLEMENT APPROPRIATE INFORMATION TECHNOLOGY CONTROLS - As at December 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended December 31, 2010.

This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
Officer and/or Director         Age               Position
-----------------------         ---               --------
Mike P. Kurtanjek               59      President, Chief Executive Officer and
                                        Director

Donny Fitzgerald                47      Secretary and Director

Michael Heenan                  58      Director

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

Mr. Donny Fitzgerald has worked in the Oil and Gas business as Manager of Fitzgerald Enterprises over the last 6 years. His expertise is in oil field supply and production within this industry.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending December 31, 2010:

                                            Annual Compensation                Long Term Compensation
                                    ----------------------------------   ---------------------------------
                                                                         Restricted
                                                          Other Annual      Stock     Options/*    LTIP        All Other
Name           Title        Year    Salary($)   Bonus     Compensation     Awarded    SARs (#)   payouts($)   Compensation
----           -----        ----    ---------   -----     ------------     -------    --------   ----------   ------------
Mike P.      President,     2008     $    0     $  0         $  0           $  0        $  0        $  0          $  0
Kurtanjek    CEO, CFO       2009     $    0     $  0         $  0           $  0        $  0        $  0          $  0
             and Director   2010     $    0     $  0         $  0           $  0        $  0        $  0          $  0

Michael      Director       2008     $    0     $  0         $  0           $  0        $  0        $  0          $  0
Heenan                      2009     $    0     $  0         $  0           $  0        $  0        $  0          $  0
                            2010     $    0     $  0         $  0           $  0        $  0        $  0          $  0

Marilyn      Past           2007     $    0     $  0         $  0           $  0        $  0        $  0          $  0
Woodruff     Director &     2008     $    0     $  0         $  0           $  0        $  0        $  0          $  0
             Secretary

Donny        Secretary      2008     $    0     $  0         $  0           $  0        $  0        $  0          $  0
Fitzgerald   and Director   2009     $5,000     $  0         $  0           $  0        $  0        $  0          $  0
                            2010     $    0     $  0         $  0           $  0        $  0        $  0          $  0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 15, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                       Amount and Nature     Percentage of
                                                                         of Beneficial          Common
Title of Class       Name and Address of Beneficial Owner                  Ownership           Stock(1)
--------------       ------------------------------------                  ---------           --------
Common Stock         Mike P. Kurtanjek                                     4,800,000             11.8%
                     9 Church Lane, West Sussex, England, RH103PT

Common Stock         Michael Heenan                                          100,000              0.2%
                     213 E Arkansas Ave
                     Vivian, LA 71082, USA

Common Stock         Donny Fitzgerald                                              0                0%
                     213 E Arkansas Ave
                     Vivian, LA 71082, USA

Common Stock         Officer and/or director as a Group                    4,900,000              12 %

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 15, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $10,175.

For the year ended December 31, 2010, there were $14,600 in fees charged to the company for audit services, audit-related services and tax services.

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

April 15, 2011                         Avro Energy Inc.


                                       By: /s/ Mike P. Kurtanjek
                                           -------------------------------------
                                           Mike P. Kurtanjek,
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2011                          Avro Energy Inc.


                                        By: /s/ Mike P. Kurtanjek
                                            ------------------------------------
                                            Mike P. Kurtanjek,
                                            President, Treasurer and Chief
                                            Financial Officer (Principal
                                            Executive Officer and Principal
                                            Accounting Officer)