Form 10-Q
period 2011-03-31
Avro Energy Inc.
filed 2011-05-23
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2011

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 40,577,160 shares of common stock issued and outstanding at May 20, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)

                                                                March 31,            December 31,
                                                                  2011                   2010
                                                              ------------           ------------
                                                               (unaudited)
ASSETS

CURRENT
  Cash                                                        $      6,271           $      1,994
  Accounts Receivable                                               16,517                  3,789
                                                              ------------           ------------

      Total Assets                                            $     22,788           $      5,783
                                                              ============           ============
LIABILITIES

CURRENT LIABILITIES
  Related Party Loan                                                 4,157                  4,157
  Loan Payable                                                         815                    815
  Accounts payable and accrued liabilities                    $    142,249           $     64,434
                                                              ------------           ------------
      Total Current Liabilities                                    147,221                 69,406

LONG TERM LIABILITIES
  ARO Obligation                                                   235,000                235,000
                                                              ------------           ------------
      Total Long Term Liabilities                                  235,000                235,000
                                                              ------------           ------------

Total Liabilities                                                  382,221                304,406
                                                              ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value (100,000,000 shares
   authorized 40,577,160 shares issued)                             40,578                 40,578
  Additional paid-in capital                                     1,085,047              1,085,047
  Accumulated comprehensive income                                   2,803                  2,803
  Deficit accumulated during the exploration stage              (1,487,861)            (1,427,051)
                                                              ------------           ------------
      Total Stockholders Deficit                                  (359,433)              (298,623)
                                                              ------------           ------------

Total Liabilities and Stockholders Equity                     $     22,788           $      5,783
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                              January 31, 2007
                                                                                           (Date of Inception) To
                                                    Three Months Ended March 31,                 March 31,
                                                     2011                   2010                   2011
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $     60,371           $     37,514           $    274,463
                                                 ------------           ------------           ------------
      Total Revenues                                   60,371                 37,514                274,463

EXPENSES
  Recognition of an Impairment Loss                        --                 62,023                905,097
  Operations Expense                                   38,197                     --                 38,197
  Accounting and Professional Fees                     77,815                  1,800                317,661
  Accretion Expense                                        --                     --                235,000
  Office and Administration                             5,169                    100                 40,807
                                                 ------------           ------------           ------------
      Total Expenses                                  122,181                 63,923              1,536,762
                                                 ------------           ------------           ------------
Net(loss)from operations                              (60,810)               (26,409)            (1,262,299)
                                                 ============           ============           ============
Other Income and Expenses
  Gain on sale of lease properties                         --                 60,000                 60,000
  Loss on conversion of debt                               --                     --                260,032
  Interest Expense                                         --                 (5,713)                25,530
                                                 ------------           ------------           ------------
      Total Other Income and Expenses                      --                 54,287                225,562
                                                 ------------           ------------           ------------

Net Income (Loss)                                     (60,810)                27,878             (1,487,861)
                                                 ============           ============           ============

Other Comprehensive Income (loss)                          --                     --                  2,803

Net Income (loss)                                $    (60,810)          $    (27,878)          $ (1,485,058)
                                                 ============           ============           ============

Basic and diluted gain per share                        (0.00)                 (0.00)
                                                 ============           ============

Weighted average number of shares outstanding      25,450,560             25,450,560
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                January 31, 2007
                                                                                             (Date of Inception) To
                                                             Three Months Ended March 31,          March 31,
                                                             2011                2010                2011
                                                         ------------        ------------        ------------
OPERATING ACTIVITIES
  Net income (loss) for the period                       $    (60,810)       $     27,877        $ (1,487,861)
  Adjustments to reconcile net income to net
   cash used for operating activities:
     Foreign currency income (loss)                                --                  --               2,803
     Imputed Interest                                           5,714              25,530
     Recognition of an impairment loss (Mineral Claims)            --                  --             605,840
     Accretion Expense                                        235,000
     Loss on Conversion of Debt                               260,032
  Changes in:
     Changes to Accounts Receivable                           (12,278)              3,907             (16,516)
     Accounts payable and accrued liabilities                  77,815                (429)           (219,362)
                                                         ------------        ------------        ------------
Net cash used in operating activities                           4,277              37,069            (594,534)

INVESTING ACTIVITIES
  Purchase of mineral claim                                        --                  --            (575,000)
  Payable to Property                                              --                  --             335,000
                                                         ------------        ------------        ------------
Net Cash used in Investing Activities                        (135,000)           (240,000)

FINANCING ACTIVITIES
  Proceeds from sale of stock                                      --                  --             420,334
  Related Party Loan                                               --                  --               4,157
  Loan Payable                                                     --              96,785             390,863
  Founders Shares                                                  --                  --              25,451
                                                         ------------        ------------        ------------
Net Cash provided by financing activities                          --              96,785             840,805

Increase (decrease) in cash during the period                   4,277              (1,146)              6,271

Cash, beginning of the period                                   1,994              14,046                  --

Cash, end of the period                                  $      6,271        $     12,900        $      6,271
                                                         ============        ============        ============

CASH PAID FOR:
  Interest                                               $         --        $         --        $         --
                                                         ============        ============        ============
  Income Tax                                             $         --        $         --        $         --
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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $1,487,861 for the period from January 31, 2007 (inception) to March 31, 2011 and has generated revenues of $274,463 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

EXPLORATION STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as exploration stage.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 and 2009 audited financial statements. The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

REVENUE RECOGNITION - The Company recognizes revenue from advertising sales through various bars and restaurants. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2011, the Company had no potentially dilutive shares.

FINANCIAL INSTRUMENTS - Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

INCOME TAXES - Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 "Accounting for Income Taxes" as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810):
Amendments for Certain Investment Funds." The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard did not have a significant impact on the Company's financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 4. LOANS PAYABLE

As of March 31, 2011 the company owed Mike P. Kurtanjek, company president, the amount of $4,157. The loan had no interest and no fixed repayment date.

As of March 31 2011, the Company owed a shareholder who owns 264,000 (approximately 1.037% of issued and outstanding) shares a total of $815. The loan is unsecured, is payable in five years from August 13, 2009 and bears interest at 3% per annum.

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

On July 8, 2010 the company issued 1,125,000 restricted shares at par for total proceeds of $1,125.

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

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2011 the company owed Mike P. Kurtanjek, company president, the amount of $4,157. The loan had no interest and no fixed repayment date.

NOTE 7. IMPAIRMENT LOSS

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

NOTE 8. ASSET RETIREMENT OBLIGATION

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

NOTE 9. SUBSEQUENT EVENTS

On May 17, 2011, the Company entered into a farmout agreement with First Pacific Oil and Gas Ltd. whereby First Pacific has the right to earn a 50% working interest subject to royalties and operating costs in 12 of Avro Energy's hydrocarbon wells in South Arkansas.

Under the terms of the Agreement, First Pacific must pay Avro Energy $50,000 on or before 21 days from the date of the Agreement, an additional $200,000 on or before 45 days from the signing of the agreement, and a final payment of $800,000 on before 6 months from the date of the agreement.

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

Since the date of our inception, January 31, 2007, we have generated $214,463 in oil revenues and $60,000 in the sale of a non-core property. Over the three months ending March 31, 2011 and March 31, 2010 we have generated $60,371 and $37,514, respectively, in oil and gas revenue. Over the same period of time we incurred $121,181 and $69,637 respectively in expenses giving the company a net loss of $60,810 and a net gain of $27,877 respectively. The bulk of our operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties.

DAILY OIL PRODUCTION

On April 16, 2010 the company made a news release in regard to its oil production. The release contained forward looking statements in regard to daily production. The daily measurements of the tanks on its oil leases indicated that in that 24 hour period the company's daily production was approximately 40 barrels per day.

SELECTED FINANCIAL INFORMATION

                                         March 31,        December 31,
                                           2011              2010
                                         --------          --------

            Current Assets               $ 22,788          $  5,783
            Total Assets                 $ 22,788          $  5,783
            Current Liabilities          $147,221          $ 69,406

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had cash in the bank of approximately $6,271. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time. We did not issue any shares during the three months ended March 31, 2011.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

Date: May 20, 2011

     Signature                          Title                          Date
     ---------                          -----                          ----


By: /s/ Mike P. Kurtanjek     Chief Executive Officer,              May 20, 2011
  -------------------------   Chief Financial Officer,
  Mike P. Kurtanjek           President, Secretary, Treasurer
                              and Director (Principal Executive
                              Officer and Principal Accounting
                              Officer)