Form 10-Q
period 2011-06-30
Avro Energy Inc.
filed 2011-08-22
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2011

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

      (Former Name, Address and Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 39, 427,160 shares of common stock issued and outstanding at August 10, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)

                             INTERIM BALANCE SHEETS
                             (Stated in US Dollars)

                                                             June 30,             December 31,
                                                               2011                   2010
                                                           ------------           ------------
                                                           (unaudited)             (audited)
ASSETS

Current
  Cash                                                     $     38,007           $      1,994
  Accounts Receivable                                                --                  3,789
                                                           ------------           ------------
      Total Assets                                         $     38,007           $      5,783
                                                           ============           ============

LIABILITIES

Current Liabilities
  Related Party Loan                                       $      4,157           $      4,157
  Loan Payable                                                      815                    815
  Accounts payable and accrued liabilities                      114,434                 64,434
                                                           ------------           ------------
      Total Current Liabilities                                 119,406                 69,406

Long Term Liabilities
  ARO Obligation                                                235,000                235,000

      Total Long Term Liabilities                               235,000                235,000
                                                           ------------           ------------
      Total Liabilities                                         354,406                304,406
                                                           ------------           ------------

STOCKHOLDERS' DEFICIT
  Common Stock, $0.001 par value Authorized
    -100,000,000 common shares,
  Issued and outstanding as of June 30, 2011
    -39, 427,160 and December 31, 2010
    -40,577,160 common shares                                    39,427                 40,578
  Additional Paid in Capital                                  1,086,198              1,085,047
  Accumulated comprehensive income                                2,803                  2,803
  Deficit accumulated during exploration stage               (1,444,827)            (1,427,051)
                                                           ------------           ------------
      Total Stockholders' Deficit                              (316,399)              (298,623)
                                                           ------------           ------------

      Total Liabilities and Stockholders' Deficit          $     38,007           $      5,783
                                                           ============           ============


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                             January 31, 2007
                                                 Six Months Ended                 Three Months Ended             Date of
                                          ------------------------------    -------------------------------    Inception to
                                            June 30,         June 30,         June 30,          June 30,         June 30,
                                              2011             2010             2011              2010             2011
                                          -------------    -------------    -------------     -------------    -------------
REVENUES
  Oil Revenues                            $     100,317    $      92,286    $      39,946     $      54,772    $     314,409
                                          -------------    -------------    -------------     -------------    -------------
Total Revenues                                  100,317           92,286           39,946            54,772          314,409

EXPENSES
  Recognition of an Impairment Loss                  --               --               --                --          616,388
  Operations Expense                            158,057          206,746           42,046           117,705          446,766
  Accretion Expense                                  --               --               --                --          235,000
  Accounting and Professional Fees                   --            8,104               --             6,305          239,846
  Office and Administration                      10,536              270            4,216               170           46,174
                                          -------------    -------------    -------------     -------------    -------------
Total Expenses                                  168,594          215,120           46,262           124,180        1,584,175
                                          -------------    -------------    -------------     -------------    -------------
Net Income (Loss) from operations               (68,276)        (122,834)          (7,466)          (69,408)      (1,269,765)

Other Income and Expenses
  Gain on sale of lease properties                   --           60,000               --                --           60,000
  Loss on conversion of debt                         --               --               --                --         (260,032)
  Gain on sale of working interest               50,500               --           50,500                --           50,500
  Interest Expense                                   --          (14,030)              --            (2,631)         (25,530)
                                          -------------    -------------    -------------     -------------    -------------
Total Other Income and Expenses                  50,500          (45,970)          50,500            (2,631)        (175,062)
                                          -------------    -------------    -------------     -------------    -------------

Net Income (Loss)                               (17,776)         (76,864)          43,034           (72,039)      (1,444,827)
Other comprehensive income (loss)                    --               --               --                --            2,803
                                          -------------    -------------    -------------     -------------    -------------

Total Comprehensive income (loss)         $     (16,626)   $     (76,864)   $      43,034     $     (72,039)   $  (1,447,630)
                                          =============    =============    =============     =============    =============

Basic and diluted loss per share          $       (0.00)   $       (0.00)   $        0.00     $       (0.00)
                                          =============    =============    =============     =============

Weighted average # of shares outstanding     40,335,724       25,726,803       40,096,940        26,000,011
                                          =============    =============    =============     =============


     The Accompanying notes are integral part of these financial statements.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)

                         INTERIM STATEMENTS OF CASH FLOW
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                           January 31, 2007
                                                                        Six Months Ended                       Date of
                                                               -----------------------------------           Inception to
                                                                 June 30,               June 30,               June 30,
                                                                   2011                   2010                   2011
                                                               ------------           ------------           ------------
OPERATING ACTIVITIES
  Net income (loss) for the period                             $    (17,776)          $    (76,864)          $ (1,444,827)
  Adjustment to reconcile net income (loss) to net
   cash used for operating activities:
     Impairment Loss                                                     --                     --                605,840
     Foreign currency income (loss)                                      --                     --                  2,803
     Imputed interest                                                    --                 14,030                 25,529
     Accretion Expense                                                   --                     --                235,000
     Loss on conversion of debt                                          --                     --                260,032
  Change in operating assets and liabilities:
     Accounts Receivable                                              3,789                 (1,287)                     2
     Accounts payable and accruals                                   50,000               (307,019)                87,824
                                                               ------------           ------------           ------------
           CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           36,013               (371,140)              (227,798)

INVESTING ACTIVITIES
  Purchase of Mineral Claim                                              --                     --               (575,000)
                                                               ------------           ------------           ------------
           CASH USED IN INVESTING ACTIVITIES                             --                     --               (575,000)

FINANCING ACTIVITIES
  Capital Stock issued                                                   --                250,000                420,334
  Founder Shares                                                         --                     --                 25,451
  Loan Payable - Related Party                                           --                     --                  4,157
  Loan Payable                                                           --                120,835                390,863
                                                               ------------           ------------           ------------
           CASH FROM FINANCING ACTIVITIES                                --                370,835                840,805
                                                               ------------           ------------           ------------

INCREASE (DECREASE) IN CASH FOR PERIOD                               36,013                    305                 38,007
Cash, beginning of period                                             1,994                 14,046                     --
                                                               ------------           ------------           ------------

Cash, end of period                                            $     38,007           $     13,741           $     38,007
                                                               ============           ============           ============
Cash paid for interest                                         $         --           $         --
                                                               ============           ============
Cash paid for income tax                                       $         --           $         --
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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $1,444,827 for the period from January 31, 2007 (inception) to June 30, 2011 and has generated revenues of $364,909 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

EXPLORATION STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as exploration stage.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2011, the Company had no potentially dilutive shares.

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

NOTE 3. OIL AND GAS PROPERTIES

JOINT VENTURE

On May 24, 2011 the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. ("First Pacific"). Under this Agreement First Pacific has acquired the right to earn 50% of the Company's working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific paid the Company $50,000 within 21 days of the Agreement date; will pay $200,000 within 45 days of the Agreement date; and will pay $800,000 on or before 6 months of the Agreement date.

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

NOTE 4. LOANS PAYABLE

As of June 30, 2011 the company owed Mike P. Kurtanjek, company president, the amount of $4,157. The loan had no interest and no fixed repayment date.

As of June 30 2011, the Company owed a shareholder who owns 264,000 (approximately 1.037% of issued and outstanding) shares a total of $815. The loan is unsecured, is payable in five years from August 13, 2009 and bears interest at 3% per annum.

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

On May 15, 2011, the Company cancelled 1,150,840 common shares previously issued.

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2011 the company owed Mike P. Kurtanjek, the company's previous president, the amount of $4,157. The loan had no interest and no fixed repayment date.

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

Since the date of our inception, January 31, 2007, we have generated $314,409 in oil revenues and $60,000 in the sale of a non-core property. Over the three months ending June 30, 2011 and June 30, 2010 we have generated $39,949 and $54,772, respectively, in oil and gas revenue. Over the same period of time we incurred $46,262 and $123,180 respectively in expenses giving the company a net loss in operations of $7,466 and $69,408 respectively. The bulk of our operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties. During the quarter the company earned $50,500 though the sale of working interests.

Over the six months ending June 30, 2011 and June 30, 2010 we have generated $100,317 and $92,286, respectively in oil and gas revenue. Over the same period of time we incurred $168,594 and $215,120 in expenses giving the company a net loss of $68,276 and $122,834 respectively. The bulk of our operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties. During the six months ended June 30, 2011 the company earned $50,500 though the sale of working interests.

SELECTED FINANCIAL INFORMATION

                                                 30-Jun-11             31-Dec-10
                                                 ---------             ---------
Current Assets                                   $  38,007             $   5,783
Total Assets                                     $  38,007             $   5,783
Current Liabilities                              $ 119,406             $  69,406

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had cash in the bank of approximately $38,007. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time. We did not issue any shares during the three or six months ended June 30, 2011.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                Description of Exhibit
--------------                ----------------------

3.1                Articles of Incorporation - Filed by Form SB-1 on March 30,
                   2007

3.2                Bylaws - - Filed by Form SB-1 on March 30, 2007

10.1 Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10-2 Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10-3 Farmout and Acquisition Agreement filed on May 17, 2011 and has been incorporated herein by reference.

32-1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith..

101                * Interactive data files pursuant to Rule 405 of Regulation
                   S-T.

----------
*    To be filed by amendment

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2011

Signature                                    Title                               Date
---------                                    -----                               ----

By: /s/ Donald Fitzgerald          Chief Executive Officer,                August 16, 2011
    ----------------------------   Chief Financial Officer, President,
    Donald Fitzgerald              Secretary, Treasurer and Director
                                   (Principal Executive Officer and
                                   Principal Accounting Officer)