Form 10-Q
period 2011-09-30
Avro Energy Inc.
filed 2011-11-16
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2011

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from ___________ to ___________

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

                    213 E Arkansas Ave Vivian, LA 71082, USA
                    (Address of principal executive offices)

                                  318-734-4737
              (Registrant's telephone number, including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

We had a total of 54, 427,160 shares of common stock issued and outstanding at November 21, 2011.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                September 30,         December 31,
                                                                    2010                 2010
                                                                 ----------           ----------
                                     ASSETS

CURRENT
  Cash                                                           $  203,076           $    1,994
  Accounts Receivable                                                15,288                3,789
                                                                 ----------           ----------

      TOTAL ASSETS                                               $  218,364           $    5,783
                                                                 ==========           ==========

                                  LIABILITIES

CURRENT LIABILITIES
  Related Party Loan                                             $    5,957           $    4,157
  Loan Payable                                                          815                  815
  Accounts payable and accrued liabilities                          145,462               64,434
                                                                 ----------           ----------
      TOTAL CURRENT LIABILITIES                                     152,234               69,406
                                                                 ----------           ----------
LONG TERM LIABILITIES
  ARO Obligation                                                    235,000              235,000
                                                                 ----------           ----------
      TOTAL LONG TERM LIABILITIES                                   235,000              235,000
                                                                 ----------           ----------
      TOTAL LIABILITIES                                             387,234              304,406
                                                                 ----------           ----------

STOCKHOLDERS' DEFICIT
  Common Stock, 100,000,000 authorized $0.001 par value
   shares 54,427,160 issued and outstanding
   (40,457,160 as at December 31, 2010)                              54,427               40,578
  Additional Paid in Capital                                      1,146,198            1,085,047
  Accumulated comprehensive income                                    2,803                2,803
  Deficit accumulated during exploration stage                   (1,372,298)          (1,427,051)
                                                                 ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                  (168,870)            (298,623)
                                                                 ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  218,364           $    5,783
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                             January 31, 2007
                                                                                                                  Date of
                                                  Nine Months Ended                Three Months Ended           Inception to
                                            September 30,    September 30,    September 30,    September 30,    September 30,
                                                2011             2010             2011             2010             2011
                                            ------------     ------------     ------------     ------------     ------------
REVENUES
  Oil Revenues                              $    150,559     $    143,395     $     50,242     $     51,109     $    364,651
                                            ------------     ------------     ------------     ------------     ------------
TOTAL REVENUES                                   150,559          143,395           50,242           51,109          364,651
                                            ------------     ------------     ------------     ------------     ------------
EXPENSES
  Recognition of an Impairment
    Loss                                              --               --               --               --          616,388
    Operations Expense                           329,621          241,576          171,562           34,830          618,330
    Accretion Expense                                 --               --               --               --          235,000
  Accounting and Professional
    Fees                                              --           21,512               --           13,408          239,846
    Office and Administration                     16,685            1,961            6,149            1,690          127,308
                                            ------------     ------------     ------------     ------------     ------------
TOTAL EXPENSES                                   346,306          265,049          177,711           49,928        1,526,887
                                            ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS) FROM OPERATIONS               (195,747)        (121,654)        (127,469)           1,181       (1,162,236)

OTHER INCOME AND EXPENSES
  Gain on sale of lease properties                    --           60,000               --               --           60,000
  Loss on conversion of debt                          --         (260,032)              --         (260,032)        (260,032)
  Gain on sale of working interest               250,500               --          200,000               --          250,500
  Interest Expense                                    --          (20,441)              --           (6,412)         (25,530)
                                            ------------     ------------     ------------     ------------     ------------
TOTAL OTHER INCOME AND EXPENSES                  250,500         (220,473)         200,000         (266,444)          24,938

NET INCOME (LOSS)                                 54,753         (342,127)          72,531         (265,263)      (1,372,298)
                                            ============     ============     ============     ============     ============

Other comprehensive income (loss)                     --               --               --               --           (2,803)
                                            ------------     ------------     ------------     ------------     ------------

Total Comprehensive income (loss)           $     54,753     $   (342,127)    $     72,431     $   (265,263)    $ (1,375,101)
                                            ============     ============     ============     ============     ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE   $       0.00     $      (0.01)    $       0.00     $      (0.01)
                                            ============     ============     ============     ============

WEIGHTED AVERAGE # OF SHARES OUTSTANDING      41,769,431       27,126,484       45,622,812       29,021,212
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

                                AVRO ENERGY INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENTS OF CASH FLOW
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   January 31, 2007
                                                                                                        Date of
                                                                       Nine Months Ended             Inception to
                                                               September 30,      September 30,      September 30,
                                                                   2011               2010               2011
                                                               ------------       ------------       ------------
OPERATING ACTIVITIES
  Net income (loss) for the period                             $     54,753       $   (342,127)      $ (1,372,298)
  Adjustment to reconcile net income (loss) to net cash
   used in operating activities:
     Management fees paid with shares                                75,000                 --             75,000
     Impairment Loss                                                     --                 --            605,840
     Foreign currency income (loss)                                      --                 --              2,803
     Imputed interest                                                    --             20,442             25,529
     Accretion Expense                                                   --                 --            235,000
     Loss on conversion of debt                                          --            260,032            260,032
  Change in:
     Accounts Receivable                                            (11,499)             7,730            (15,287)
     Accounts payable and accrued liabilities                        81,028           (328,430)           118,853
                                                               ------------       ------------       ------------
           CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          199,282           (382,353)           (64,529)
                                                               ------------       ------------       ------------

INVESTING ACTIVITIES
  Purchase of Mineral Claim                                              --                 --           (575,000)
                                                               ------------       ------------       ------------
           CASH USED IN INVESTING ACTIVITIES                             --                 --           (575,000)
                                                               ------------       ------------       ------------

FINANCING ACTIVITIES
  Capital Stock issued                                                   --            251,125            420,334
  Founder Shares                                                         --                 --             25,451
  Loan Payable - Related Party                                        1,800                 --              5,957
  Loan Payable                                                           --            121,649            390,863
                                                               ------------       ------------       ------------
           CASH FROM FINANCING ACTIVITIES                             1,800            372,774           842,6055
                                                               ------------       ------------       ------------
INCREASE (DECREASE) IN CASH FOR PERIOD                              201,082             (9,579)           203,076

Cash, beginning of period                                             1,994             14,046                 --
                                                               ------------       ------------       ------------

CASH, END OF PERIOD                                            $    203,076       $      4,467       $    203,076
                                                               ============       ============       ============

Management fees paid with shares                               $     75,000       $         --       $     75,000
                                                               ============       ============       ============
Cash paid for interest                                         $         --       $         --       $         --
                                                               ============       ============       ============
Cash paid for income tax                                       $         --       $         --       $         --
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

As shown in the accompanying financial statements, the Company has incurred an accumulated net loss of $1,372,298 for the period from January 31, 2007 (inception) to September 30, 2011 and has generated revenues of $364,651 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

EXPLORATION STAGE - The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as exploration stage.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the period ended September 30, 2011 is not necessarily indicative of the operating results for the full year.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

REVENUE RECOGNITION - The Company recognizes revenue from oil in the period of delivery. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2011, the Company had no potentially dilutive shares.

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

NOTE 3. OIL AND GAS PROPERTIES

JOINT VENTURE

On May 24, 2011 the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. ("First Pacific"). Under this Agreement First Pacific has acquired the right to earn 50% of the Company's working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific paid the Company $50,000 within 21 days of the Agreement date; will pay $200,000 within 45 days of the Agreement date; and will pay $800,000 on or before 6 months of the Agreement date. As of September 30, 2011 the Company has collected $250,500 and recorded as gain on sale of working interest under other income.

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

The terms of this agreement allowed the Company to pay $385,000, over a seven month period, with the first payment of $50,000 paid on November 24, 2009. The terms of the agreement allow Avro to receive production starting from November 1, 2009. On September 30, 2010 the last payment to complete the purchase for this property was made.

NOTE 4. LOANS PAYABLE

As of September 30, 2011 the company owed Mike P. Kurtanjek, company's previous president, the amount of $4,157. The loan had no interest and no fixed repayment date.

As of September 30 2011, the Company owed a shareholder who owns 264,000 (approximately 1.037% of issued and outstanding) shares a total of $815. The loan is unsecured, is payable in five years from August 13, 2009 and bears interest at 3% per annum.

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

On August 23, 2011, the Company issued 15,000,000 common shares at a deemed price of $0.005 per share to its president and direct, Donald Fitzgerald. The total fair value of the shares was $75,000 based on the closing price on date of grant and expensed as management fees.

NOTE 6. RELATED PARTY TRANSACTIONS

As of September 30, 2011 the company owed Mike P. Kurtanjek, the company's previous president, the amount of $4,157. The loan had no interest and no fixed repayment date.

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

The company incurred an accretion expense of $235,000 for the year ending December 31, 2010 for the net present value cost of plugging all its oil wells upon the ending of the useful life of the wells.

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

Since the date of our inception, January 31, 2007, we have generated $364,651 in oil revenues, $250,500 on the sale of properties for farm in purposes and $60,000 in the sale of a non-core property. Over the three months ending September 30, 2011 and September 30, 2010 we have generated $50,242 and $51,109, respectively, in oil and gas revenue. Also during the quarter we received the second tranche on the sale of working interests generating $200,000 this quarter. Over the same period of time we incurred $177,711 and $49,928 respectively in expenses giving the company a net income (loss) for the three months ended 2011 and 2010 of $72,531 and ($265,263) respectively. The bulk of our operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties. $75,000 of these expenses are attributed to management fees paid by shares to management.

Over the nine months ending September 30, 2011 and September 30, 2010 we have generated $150,559 and $143,395, respectively in oil and gas revenue. Over the same period of time we incurred $346,306 and $265,049 in expenses, and $250,500 and $0 in sales of working interests, giving the company a net income (loss) of $54,769 and ($342,127) respectively. The bulk of our operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties.

SELECTED FINANCIAL INFORMATION

                                                 30-Sep-11            31-Dec-10
                                                 ---------            ---------
Current Assets                                   $218,365             $  5,783
Total Assets                                     $218,365             $  5,783
Current Liabilities                              $152,234             $ 69,406

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had cash in the bank of approximately $203,076. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time. We issued 15,000,000 shares on August 28, 2011 in order to pay management fees due.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith.

101           Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2011

Signature                                 Title                      Date
---------                                 -----                      ----


By: /s/ Donald Fitzgerald         Chief Executive Officer,     November 21, 2011
    ---------------------------   Chief Financial Officer,
    Donald Fitzgerald             President, Secretary,
                                  Treasurer and Director
                                  (Principal Executive Officer
                                  and Principal Accounting
                                  Officer)