Form 10-K
period 2011-12-31
Rango Energy, Inc.
filed 2012-05-10
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2011

                        Commission file number 000-53253

                               RANGO ENERGY, INC.
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

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on a closing price was approximately $70,755 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by OTC Bulletin Board).

As of May 10, 2012, the registrant had 1,088,543 shares of common stock issued and outstanding.

                               RANGO ENERGY, INC.
                          (FORMERLY AVRO ENERGY, INC.)
                                TABLE OF CONTENTS

Item 1.  Business............................................................. 3

Item 1A. Risk Factors......................................................... 7

Item 2.  Properties...........................................................14

Item 3.  Legal Proceedings....................................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Market for Common Equity and Related Stockholder Matters.............14

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................15

Item 8.  Financial Statements.................................................17

Item 9.  Changes in and Disagreements with Accountants on Financial
         Disclosure...........................................................31

Item 9A. Controls and Procedures..............................................31

Item 10. Directors, Executive Officers and Control Persons....................32

Item 11. Executive Compensation...............................................34

Item 12. Security Ownership of Certain Beneficial Owners and Management.......34

Item 13. Certain Relationships and Related Transactions.......................35

Item 14. Principal Accounting Fees and Services...............................36

Item 15. Exhibits.............................................................36

Signatures....................................................................37

                                     PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Rango Energy, Inc. (formerly Avro Energy, Inc.) (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation with the Nevada Secretary of State. The Company is engaged in the acquisition, exploration and development of oil and natural gas properties in North America, with current properties in the ArkLaTex region. The company seeks to develop low risk opportunities by itself or with joint venture partners in the oil and natural gas sectors.

The Company filed its articles of incorporation with the Nevada Secretary of State on January 31, 2007, indicating Mike P. Kurtanjek as its Director and its President and sole executive officer. Mr. Michael Heenan was appointed as a Director of the Company on June 1, 2007. Ms. Marilyn Woodruff was appointed as a Director of the Company on June 1, 2007. Ms. Woodruff was also appointed as the Secretary for the Company effective June 1, 2007. On June 11, 2008 Ms. Woodruff resigned as Secretary and Director and Mr. Donny Fitzgerald replaced her as Secretary and Director. On March 3, 2011 Mike P. Kurtanjek resigned as Director and President and Mr. Donny Fitzgerald replaced him as President.

On January 31, 2007 (inception), the Company issued 500,000 (25,000,000 pre-reverse split) founders' shares for $86,250. On September 1, 2007, the Company issued 5,280 (264,000 pre-reverse split) shares for $66,000. On October 1, 2007, the Company issued 3,731 (186,560 pre-reverse split) shares for $46,640. On May 31, 2010, the Company issued 20,000 (1,000,000 pre-reverse split) Units at a price of $0.25 per Unit for total proceeds of $250,000. Each Unit issued consisted of one restricted pre-reverse split common share and one half pre-reverse split share purchase warrant. Two half warrants entitles a Subscriber to acquire one restricted pre-reverse split common share at a purchase price of $0.50 per Share for a period of 18 months from the date of issue. On July 8, 2010 the company issued 22,500 (1,125,000 pre-reverse split) restricted shares at par for a total proceeds of $1,125. On September 13, 2010, the company entered agreements to convert various outstanding loans into restricted shares of the Company. The total amount owing to its creditors was $390,048, and each agreed to the issuance of restricted shares of the Company to settle this outstanding debt. As a result, the Company agreed to issue a total of 260,032 (13,001,600 pre-reverse split) shares in settlement of this debt, or at a price of $0.03 per pre-reverse split share. The total fair value of the shares was $650,080 based on the closing price resulting in a loss of settlement of debt of $260,032.

On March 3, 2011, the Company pursuant to an SEC order cancelled 3,000 (150,000) pre-reverse split shares of common stock, and pursuant to non-performance cancelled 20,000 (1,000,000 pre-reverse split) shares of common stock. On August 23, 2011, the Company issued 300,000 (15,000,000 pre-reverse split) shares to Donny Fitzgerald for services valued at fair market value which was $75,000 at the time of issue.

On May 24, 2011 the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. ("First Pacific"). Under this Agreement First Pacific has acquired the right to earn 50% of the Company's working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific paid the Company $50,000 within 21 days of the Agreement date; will pay $200,000 within 45 days of the Agreement date; and will pay $800,000 on or before 6 months of the Agreement date. The initial $250,000 has been paid, however the $800,000 has been delayed by mutual verbal agreement until June 30, 2012. The $250,000 received from First Pacific has been recorded as deferred gain. None of the twelve wells are currently producing. The Company title to 50% ownership does not vest with First Pacific until the Company receives the $800,000.

On June 30, 2011, the Company entered into an Agreement with Fredco LLC of Hosston, Louisiana, to sell Fredco LLC the Herrings Lease, and the Muslow Lease, for $33,000 and has the option to retain a 20% working interest in the respective wells.

We are planning to use the First Pacific funds to recomplete the company's 12 wells on the Arkansas Leasse.

HOSS HOLMES LEASE

On August 26, 2009, the Company entered into an agreement to acquire for $100,000 the Hoss Holmes Lease located near Hosston, Louisiana, from Fredco LLC, a Louisiana private oil and gas operator. The company closed the acquisition of the property on September 30, 2009.

On February 23, 2010 the company divested the assets being the Hoss Holmes, near Hosston Louisiana for $60,000.

HERRINGS LEASE

On August 10, 2009, the Companyentered into an agreement to acquire various oil leases near Hosston, Louisiana, from S.A.M., a Louisiana private partnership, and private oil and gas operator. Under the terms of the agreement, the Company has agreed to pay a total of ten dollars ($10) plus a one-fifth royalty interest in exchange for the exclusive grant, lease, and let of the following oil and gas leases:

One, Two, Three and Four (1-4) inclusive, Block One (1) Town of Hosston, together with all abandoned alleyways and streets insofar as it covers and affects the surface of the earth and the base of the Nacatosh Formation together with wells being Herring No. 1, Serial No 184124, and Herring No. 2, Serial No. 184735.

On June 30, 3011, the Company divested the assets under the aforementioned sale to Fredco LLC and has the option to retain a 20% royalty interest in the respective wells.

MUSLOW LEASE

On September 9, 2009, the Company entered into an agreement and acquires four oil and gas leases in Caddo Parish, Louisiana, from a private oil and gas operator for $70,000. The first three leases are the Muslow A, B, and C Leases, which in total comprise of 8 wells and equipment, of which 2 are currently producing. The fourth lease is the Caddo Levee Board Lease, comprising of 13 wells and equipment, of which 4 are currently producing.

On June 30, 3011, the Company divested the assets under the aforementioned sale to Fredco LLC and has the option to retain a 20% royalty interest in the respective wells.

ARKANSA LEASE

On October 24, 2009 the Company signed a letter agreement to acquire eleven producible deep oil wells north of Hosston, Louisiana, and in Southern Arkansas. Seven of these wells are in production. The deepest of these wells produce from the Smackover formation at 7800 feet. Four other wells are capable of production after work over operation has been completed. Also included with the agreement are three disposal wells.

The terms of this agreement allowed the Company to pay $385,000, over a seven month period, with the first payment of $50,000 paid on November 24, 2009. The terms of the agreement allow the Company to receive production starting from November 1, 2009. On June 30, 2010 the last payment to complete the purchase for this property was made.

On May 24, 2011, the Company entered into the aforementioned First Pacific farm-in to fully develop these properties. Under this Agreement First Pacific has acquired the right to earn 50% of the Company's working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific paid the Company $50,000 within 21 days of the Agreement date; will pay $200,000 within 45 days of the Agreement date; and will pay $800,000 on or before 6 months of the Agreement date. The initial $250,000 has been paid, however the $800,000 has been delayed by mutual verbal agreement until June 30, 2012. The $250,000 received from First Pacific has been recorded as deferred gain. None of the twelve wells are currently producing. The Company title to 50% ownership does not vest with First Pacific until the Company receives the $800,000.

The Company plan is to use the proceed received to get the wells ready for production through pipe well logging, perforating zones of interest one interval at a time, as well as place down hole electrical pumps.

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

EMPLOYEES

The Company appointed Donny Fitzgerald as director and consultant in 2011 to work on operation in the Louisiana and Arkansas area. Any other work is performed by contractors as required by the company. During 2011, Mr. Fitzgerald was paid 15,000,000 shares for services rendered which was valued based on the fair market value of $0.005 on the date of grant.

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

ITEM 1A. RISK FACTORS

WE ARE IN THE OIL BUSINESS AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

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

We have accrued accumulated net losses of $1,498,219 for the period from inception (January 31, 2007) to December 31, 2011, and have revenues of $365,316 to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Mr. Donny Fitzgerald, our CEO and director, currently devotes up to 10 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. Our other Directors spend similar amounts of time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

We have generated limited revenues to date.

We incurred expenses of $370,392 for the year ending December 31, 2011. These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on our property for the year ended December 31, 2011. Due to disposition of our properties we had a gain of $115,000 on the extinguishment of our environmental liability (ARO). We also had a gain on sale of certain mineral leases of $33,000. Our net loss for the year ending December 31, 2011 was $71,168.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only begun generating revenues and there is no assurance we will ever reach profitability. We have generated minimal revenues to date.

The following table provides selected financial data about our company for the years ended December 31, 2011, and 2010.

         Balance Sheet Data:             12/31/11            12/31/10
         -------------------             --------            --------
         Cash                           $ 233,585           $   1,994
         Total assets                   $ 233,085           $   5,783
         Total liabilities              $ 277,875           $ 304,406
         Deferred Gain                  $ 250,000           $      --
         Shareholders' deficit          $(294,791)          $(298,623)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2011 was $233,585 with outstanding liabilities of $527,876. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

PLAN OF OPERATION

Our cash balance is $233,585 and $1,994 as of December 31, 2011 and 2010, respectively. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have generated limited revenue of $365,316 since inceptions.

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

ITEM 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rango Energy, Inc. (formerly Avro Energy, Inc. )


We have audited the accompanying balance sheets of Rango Energy, Inc. (formerly Avro Energy, Inc.) as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rango Energy, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.


/s/ M&K CPAS, PLLC
--------------------------------------
www.mkacpas.com
Houston, Texas
May 10, 2012

                               RANGO ENERGY, INC.
                          (FORMERLY AVRO ENERGY, INC.)
                                 BALANCE SHEETS

                                                                    December 31,           December 31,
                                                                        2011                   2010
                                                                    ------------           ------------
ASSETS

CURRENT
  Cash                                                              $    233,085           $      1,994
  Accounts Receivable                                                         --                  3,789
                                                                    ------------           ------------
      TOTAL ASSETS                                                  $    233,085           $      5,783
                                                                    ============           ============

LIABILITIES

CURRENT LIABILITIES
  Related Party Loan                                                $      6,657           $      4,157
  Loan Payable                                                               815                    815
  Deferred Gain                                                          250,000                     --
  Accounts payable and accrued liabilities                               150,404                 64,434
                                                                    ------------           ------------
      TOTAL CURRENT LIABILITIES                                          407,876                 69,406

LONG TERM LIABILITIES
  ARO Obligation                                                         120,000                235,000
                                                                    ------------           ------------
      TOTAL LONG TERM LIABILITIES                                        120,000                235,000
                                                                    ------------           ------------
      TOTAL LIABILITIES                                                  527,876                304,406
                                                                    ------------           ------------

STOCKHOLDERS' (DEFICIT)
  Common Stock, authorized 100,000,000 shares, $0.001 par
   value,  1,088,543 and 810,943 issued and outstanding as
   of  December 31, 2011 and 2010, respectively)                           1,089                    812
  Additional Paid in Capital                                           1,199,536              1,124,812
  Accumulated other comprehensive income                                   2,803                  2,803
  Accumulated Deficit                                                 (1,498,219)            (1,427,051)
                                                                    ------------           ------------
      TOTAL STOCKHOLDERS' (DEFICIT)                                     (294,791)              (298,623)
                                                                    ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                 $    233,085           $      5,783
                                                                    ============           ============


     The Accompanying notes are integral part of these financial statements.

                               RANGO ENERGY, INC.
                          (FORMERLY AVRO ENERGY, INC.)
                            STATEMENTS OF OPERATIONS

                                                                Year Ended
                                                     December 31,         December 31,
                                                        2011                 2010
                                                     ----------           ----------
REVENUES
  Oil Revenues                                       $  151,224           $  177,409
                                                     ----------           ----------
TOTAL REVENUES                                          151,224              177,409
                                                     ----------           ----------
EXPENSES
  Operations Expense                                    267,738              288,709
  Accounting and Professional Fees                       15,000               23,883
  Office and Administration                              87,654                5,700
                                                     ----------           ----------
TOTAL EXPENSES                                          370,392              553,292
                                                     ----------           ----------
Net Income (Loss) from operations                      (219,168)            (375,883)

OTHER INCOME AND EXPENSES
  Gain on sale of lease properties                      148,000               60,000
  Loss on conversion of debt                                 --             (260,032)
  Accretion Expense                                          --             (235,000)
  Interest Expense                                           --              (21,299)
                                                     ----------           ----------
TOTAL OTHER INCOME AND EXPENSES                         148,000             (456,331)
                                                     ----------           ----------
Net Income (Loss)                                       (71,168)            (597,214)
                                                     ----------           ----------

TOTAL COMPREHENSIVE INCOME (LOSS)                    $  (71,168)          $ (597,214)
                                                     ==========           ==========

BASIC AND DILUTED INCOME PER SHARE                   $    (0.09)          $    (0.98)
                                                     ==========           ==========

WEIGHTED AVERAGE # OF SHARES OUTSTANDING                797,544              610,069
                                                     ==========           ==========

     The Accompanying notes are integral part of these financial statements.

                               RANGO ENERGY, INC.
                          (FORMERLY AVRO ENERGY, INC.)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                 for the Years Ended December 31, 2011 and 2010

                                                                          Accumulated
                                      Common Stock                           Other
                                  --------------------        Paid in    Comprehensive   Accumulated       Total
                                  Shares        Amount        Capital       Income         Deficit        Equity
                                  ------        ------        -------       ------         -------        ------
Balance, December 31, 2009        509,011     $     509     $  202,611     $  2,803      $  (829,837)    $(623,914)

Imputed Interest                                                21,299                                      21,299

Stock issued for Cash
 May 31, 2010                      20,000            20        249,980                                     250,000

Stock issued for Cash
 July 8, 2010                      22,500            23          1,102                                       1,125

Stock issued for to settle
 debt September 13, 2010          260,032           260        389,788                                     390,048

Loss on debt settlement                                        260,032                                     260,032

Net (Loss) for period                                                                       (597,214)     (597,214)
                                ---------     ---------     ----------     --------      -----------     ---------
Balance, December 31, 2010        811,543           812      1,124,812        2,803       (1,427,051)     (298,624)

Stock Cancelled
 March 3, 2011                    (23,000)          (23)            23                                          --

Stock issued for services
 August 23, 2011                  300,000           300         74,700                                      75,000

Income(Loss) for period                                                                      (71,168)      (71,168)
                                ---------     ---------     ----------     --------      -----------     ---------

Balance, December 31, 2011      1,088,543     $   1,089     $1,199,535     $  2,803      $(1,498,219)    $(294,791)
                                =========     =========     ==========     ========      ===========     =========


     The Accompanying notes are integral part of these financial statements

                               RANGO ENERGY, INC.
                          (FORMERLY AVRO ENERGY, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended
                                                                    December 31,         December 31,
                                                                       2011                 2010
                                                                    ----------           ----------
OPERATING ACTIVITIES
  Net income (loss) for the period                                  $  (71,168)          $ (597,214)
  Adjustment for non-cash expenses
    Shares issued for service                                           75,000
    Imputed interest                                                        --               21,299
    Accretion Expense (Gain)                                          (148,000)             235,000
    Loss on conversion of debt                                              --              260,032
  Change in:
    Accounts Receivable                                                  3,790               21,156
    Accounts payable and accrued liabilities                            85,969             (325,099)
                                                                    ----------           ----------
           CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (54,408)            (384,826)
                                                                    ----------           ----------

INVESTING ACTIVITIES
  Deferred Gain on sale of working interest                            250,000                   --
  Cash received on sale of mineral leases                               33,000                   --
                                                                    ----------           ----------
           CASH PROVIDED BY INVESTING ACTIVITIES                       288,000                   --
                                                                    ----------           ----------

FINANCING ACTIVITIES
  Capital Stock issued                                                      --              251,125
  Loan Payable - related party                                           2,499              121,650
                                                                    ----------           ----------
           CASH FROM FINANCING ACTIVITIES                                2,499              372,775
                                                                    ----------           ----------
INCREASE (DECREASE) IN CASH FOR PERIOD                                 231,091              (12,051)
Cash, beginning of period                                                1,994               14,045
                                                                    ----------           ----------

Cash, end of period                                                 $  233,085           $    1,994
                                                                    ==========           ==========

Cash paid for interest                                              $       --           $       --
                                                                    ==========           ==========
Cash paid for income tax                                            $       --           $       --
                                                                    ==========           ==========
Shares cancelled                                                    $       23           $       --
                                                                    ==========           ==========

     The Accompanying notes are integral part of these financial statements

                               RANGO ENERGY, INC.
                          (FORMERLY AVRO ENERGY, INC.)
                      Footnotes to the Financial Statements
                 For the Years Ended December 31, 2011 and 2010
                             (Stated in US Dollars)


NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY - Rango Energy, Inc. (formerly Avro Energy, Inc.) (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation with the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties. On January 31, 2012, the Company changed its name from Avro Energy, Inc. to Rango Energy, Inc.

The Company is currently engaged in the acquisition, exploration and development of oil and natural gas properties in the United States ArkLaTex region. The company seeks to develop low risk opportunities by itself or with joint venture partners in the oil and natural gas sectors.

The Company has applied to reverse split its issued and outstanding shares on the basis of fifty (50) existing shares for one of the post split shares. The application has been accepted by the SEC and FINRA and is expected to become effective in mid-May 2012. The shares have been retroactively applied for the reverse split.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered reoccurring net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a accumulated loss of $1,498,219 for the period from January 31, 2007 (inception) to December 31, 2011 and has generated revenues of $365,316 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2011 or 2010, respectively.

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. At December 31, 2011 and 2010, the ARO of $120,000 and $235,000 is included in liabilities.

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

COMPREHENSIVE LOSS - ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION - ASC 718, STOCK-BASED COMPENSATION, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended December 31, 2011, the Company issued 15,000,000 shares to the Company's president for services value at $75,000. The shares issued were valued at $0.005 per share which is based on the fair market value on the date of grant.

LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2011 and 2010:

                                    Fair Value Measurement at December 31, 2011
                                    -------------------------------------------
                                       Level 1        Level 2        Level 3
                                      --------       --------       --------
LIABILITIES
  Asset Retirement Obligations        $     --       $     --       $120,000
                                      --------       --------       --------
                                      $     --       $     --       $120,000
                                      --------       --------       --------


                                    Fair Value Measurement at December 31, 2010
                                    -------------------------------------------
                                       Level 1        Level 2        Level 3
                                      --------       --------       --------
LIABILITIES
  Asset Retirement Obligations        $     --       $     --       $235,000
                                      --------       --------       --------
                                      $     --       $     --       $235,000
                                      --------       --------       --------

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2011and 2010.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In  December  2010,  the  FASB  Accounting  Standards  Update  2010-29  Business
Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company's financial position and results of operations.

In April 2011, the FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring". This amendment explains which modifications constitute troubled debt restructurings ("TDR"). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In June 2011,  the FASB issued ASU 2011-05,  "Comprehensive  Income (Topic 220):
Presentation of Comprehensive Income", which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04,  "Fair Value Measurement  (Topic 820):
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference;
(3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have yet been issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3. OIL AND GAS PROPERTIES

The oil and gas properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2009 and determined that the properties were not economically viable, at that point the company impaired the properties.

JOINT VENTURE

On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. ("First Pacific"). Under this Agreement First Pacific has acquired the right to earn 50% of the Company's working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before June 30, 2012. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received has been recorded as Deferred Gain. The initial $250,000 has been paid, however the $800,000 has been delayed by mutual verbal agreement until June 30, 2012. None of the twelve wells are currently producing. Title to 50% ownership does not vest with First Pacific until the Company receives the $800,000.

HOSS HOLMES LEASE

On August 26, 2009, the Company entered into an agreement to acquire for $100,000 the Hoss Holmes Lease located near Hosston, Louisiana, from Fredco LLC, a Louisiana private oil and gas operator. The company closed the acquisition of the property on September 30, 2009.

On February 23, 2010, the Company divested a non-core assets being the Hoss Holmes, near Hosston Louisiana for $60,000. The sale resulted in a gain on sale of $60,000 recorded as other income.

HERRINGS LEASE

On August 10, 2009, the Company entered into an agreement to acquire various oil leases near Hosston, Louisiana, from S.A.M., a Louisiana private partnership, and private oil and gas operator. Under the terms of the agreement, the Company has agreed to pay a total of ten dollars ($10) plus a one-fifth royalty interest in exchange for the exclusive grant, lease, and let of the following oil and gas leases:

One, Two, Three and Four (1-4) inclusive, Block One (1) Town of Hosston, together with all abandoned alleyways and streets insofar as it covers and affects the surface of the earth and the base of the Nacatosh Formation together with wells being Herring No. 1, Serial No 184124, and Herring No. 2, Serial No. 184735.

On June 30, 2011, the Company's interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus a 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000 recorded as other income, which includes gain of $115,000 due to the decrease in ARO from $235,000 as of December 31, 2010.

MUSLOW LEASE

On September 9, 2009, the Company entered into an agreement and acquires four oil and gas leases in Caddo Parish, Louisiana, from a private oil and gas operator for $70,000. The first three leases are the Muslow A, B, and C Leases, which in total comprise of 8 wells and equipment, of which 2 are currently producing. The fourth lease is the Caddo Levee Board Lease, comprising of 13 wells and equipment, of which 4 are currently producing.

On June 30, 2011, the Company's interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus an option to retain 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000, which includes $115,000 gain on decrease in Assets Retirement Obligation from $235,000 in December 31, 2010.

ARKANSAS LEASE

On October 24, 2009 the Company signed a letter agreement to acquire eleven producible deep oil wells north of Hosston, Louisiana, and in Southern Arkansas. Seven of these wells are in production. The deepest of these wells produce from the Smackover formation at 7800 feet. Four other wells are capable of production after work over operation has been completed. Also included with the agreement are three disposal wells.

The terms of this agreement allowed the Company to pay $385,000, over a seven month period, with the first payment of $50,000 paid on November 24, 2009. The terms of the agreement allow the Company to receive production starting from November 1, 2009. On June 30, 2010 the last payment to complete the purchase for this property was made.

NOTE 4. RELATED PARTY

The loans are payable to shareholders of $815 and $4,157 as of December 31, 2011 and 2010, respectively. The loans are unsecured, are payable in five years from August 2009 and bear interest at 3%. Due to the small size of the loans, no imputed interest has been calculated.

On September 13, 2010, the company entered agreements to convert various outstanding loans into restricted shares of the Company. The total amount owing to its creditors was $390,048, and each agreed to the issuance of restricted shares of the Company to settle this outstanding debt. As a result, the Company agreed to issue a total of 260,032 (13,001,600 pre-reverse split) shares in settlement of this debt, or at a price of $0.03 per share. The total fair value of the shares was $650,080 based on the closing price resulting in a loss of settlement of debt of $260,032.

On December 14, 2011, Donny Fitzgerald, the Company's president advanced the Company $2,500. There is no repayment terms or interest. On August 23, 2011, the Company issued to Donny Fitzgerald, 300,000 (15,000,000 pre-reverse split) shares in exchange for services valued at $75,000. The shares issued were value based on the fair market value on the date of grant.

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

The Company currently has net operating loss carry forwards aggregating $1,044,798 and $900,630, as of December 31, 2011 and 2010, respectively, which expire through 2029. The deferred tax asset of $365,679 related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2011 and 2010:

                                                    2011               2010
                                                 ----------         ----------

Deferred tax assets                              $  365,769         $  315,220
Valuation allowance for deferred tax assets        (365,769)          (315,220)
                                                 ----------         ----------

Net deferred tax assets                          $       --         $       --
                                                 ==========         ==========

NOTE 6. COMMON STOCK

On May 31, 2010, the Company issued 50,000 (1,000,000 pre-reverse split) Units at a price of $0.25 per pre-reverse split Unit for total proceeds of $250,000. Each Unit issued consisted of one restricted pre-reverse split common share and one half share purchase warrant. Two half warrants entitles a Subscriber to acquire one restricted pre-reverse split common share at a purchase price of $0.50 per Share for a period of 18 months from the date of issue. There relative fair market value of the warrants is $4,851.

On July 8, 2010 the company issued 22,500 (1,125,000 pre-reverse split) restricted shares at par for total proceeds of $1,125.

On September 13, 2010, the company entered agreements to convert various outstanding loans into restricted shares of the Company. The total amount owing to its creditors was $390,048, and each agreed to the issuance of restricted shares of the Company to settle this outstanding debt. As a result, the Company agreed to issue a total of 260,032 (13,001,600 pre-reverse split) shares in settlement of this debt, or at a price of $0.03 per share. The total fair value of the shares was $650,080 based on the closing price resulting in a loss of settlement of debt of $260,032.

On March 3, 2011 the Company cancelled 3,000 (150,000 pre-reverse split) share per SEC order. This was due to a investigation, by the SEC, of an unrelated party that allegedly touted U.S. microcap companies. All shares owned by the unrelated party was ordered by the SEC to be returned to their respective companies. Further, 20,000 (1,000,000 pre-reverse split) shares was cancelled due to non-performance of service contract

On August 23, 2011, the Company issued 300,000 (15,000,000 pre-reverse split) shares to its Director in exchange for services valued at the fair value of the common stock as quoted on the OTC at the date of grant of $75.000.

NOTE 7. ASSET RETIREMENT OBLIGATION

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

During the year ended December 31, 2010 the company incurred an accretion expense of $235,000 for the net present value cost of plugging all its oil wells upon the ending of the useful life of the wells. Due to the sale of some of the company's mineral leases and oil wells during 2011, the company was able to reduce its ARO liability to $120,000.

NOTE 8. SUBSEQUENT EVENTS

Company has changed its name from Avro Energy, Inc. to Rango Energy, Inc. and approved a reverse stock split of fifty (50) times previously shares for one new share. There are no other subsequent events through the date of the issuance of the financial statements that would warrant further disclosures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 using the criteria established in "INTERNAL CONTROL - INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

     2) WE DID NOT MAINTAIN APPROPRIATE CASH CONTROLS - As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

     3) WE DID NOT IMPLEMENT APPROPRIATE INFORMATION TECHNOLOGY CONTROLS - As of December 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
Officer and/or Director             Age                   Position
-----------------------             ---                   --------
Donny Fitzgerald                    48        President, Secretary and Director

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

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or directors who collectively devote approximately 10 hours per week to company matters.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending December 31, 2011:

                                            Annual Compensation                Long Term Compensation
                                    ----------------------------------   ---------------------------------
                                                                         Restricted
                                                          Other Annual      Stock     Options/*    LTIP        All Other
Name           Title        Year    Salary($)   Bonus     Compensation     Awarded    SARs (#)   payouts($)   Compensation
----           -----        ----    ---------   -----     ------------     -------    --------   ----------   ------------
Donny        President,     2009     $5,000     $  0         $  0           $  0        $  0        $  0       $     0
Fitzgerald   Secretary      2010     $    0     $  0         $  0           $  0        $  0        $  0       $     0
             and            2011     $    0     $  0         $  0           $  0        $  0        $  0       $75,000
             Director

Mike P.      Past           2009     $    0     $  0         $  0           $  0        $  0        $  0       $     0
Kurtanjek    -President,    2010     $    0     $  0         $  0           $  0        $  0        $  0       $     0
             CEO, CFO       2011     $    0     $  0         $  0           $  0        $  0        $  0       $     0
             and
             Director

Michael      Director       2009     $    0     $  0         $  0           $  0        $  0        $  0       $     0
Heenan                      2010     $    0     $  0         $  0           $  0        $  0        $  0       $     0
                            2011     $    0     $  0         $  0           $  0        $  0        $  0       $     0

Marilyn      Past           2008     $    0     $  0         $  0           $  0        $  0        $  0       $     0
Woodruff     Director &
             Secretary


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 10, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                 Amount and Nature        Percentage of
                                                                   of Beneficial              Common
Title of Class      Name and Address of Beneficial Owner             Ownership               Stock(1)
--------------      ------------------------------------             ---------               --------
Common Stock        Donny Fitzgerald, 213 E Arkansas Ave              300,000                   27%
                    Vivian, LA 71082, USA

Common Stock        Officer and/or director as a Group                300,000                   27%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 10, 2012.

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

The Company has borrowed $4,157 from Mr. Mike P. Kurtanjek, our Past President and as of December 31, 2011 the loan has not been paid back. The loan has a 0% interest with no fixed payment date, and the Company has borrowed $2,500 from Donny Fitzgerald, our Current President and as of December 31, 2011 the loan has not been paid back.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $7,455.

For the year ended December 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $15,000.

                                     PART IV

ITEM 15. EXHIBITS

Exhibit
Number                             Description
------                             -----------
3.1           Articles of Incorporation - Filed by Form SB-1 on March 30, 2007

3.2           Bylaws - Filed by Form SB-1 on March 30, 2007

31.1          Sec. 302 Certification of Chief Executive Officer

31.2          Sec. 302 Certification of Chief Financial Officer

32.1          Sec. 906 Certification of Chief Executive Officer

32.2          Sec. 906 Certification of Chief Financial Officer

101           Interactive data files pursuant to Rule 405 of Regulation S-T.*

----------
*    To Be Filed By Amendment

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2012                     Rango Energy, Inc. (formerly Avro Energy, Inc.)


                                 By: /s/ Donny Fitzgerald
                                     -------------------------------------------
                                     Donny Fitzgerald,
                                     President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 10, 2012                     Rango Energy, Inc. (formerly Avro Energy, Inc.)


                                 By: /s/ Donny Fitzgerald
                                     -------------------------------------------
                                     Donny Fitzgerald,
                                     President, Treasurer and Chief Financial
                                     Officer (Principal Executive Officer and
                                     Principal Accounting Officer)