Form 10-K/A
period 2011-12-31
Rango Energy, Inc.
filed 2012-05-14
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on May 10, 2012 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

ITEM 15. EXHIBITS

Exhibit
Number                             Description
------                             -----------
3.1           Articles of Incorporation - Filed by Form SB-1 on March 30, 2007

3.2           Bylaws - Filed by Form SB-1 on March 30, 2007

31.1          Sec. 302 Certification of Chief Executive Officer*

31.2          Sec. 302 Certification of Chief Financial Officer*

32.1          Sec. 906 Certification of Chief Executive Officer*

32.2          Sec. 906 Certification of Chief Financial Officer*

101           Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
*    Previously Filed

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2012                     Rango Energy, Inc. (formerly Avro Energy, Inc.)


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

May 14, 2012                     Rango Energy, Inc. (formerly Avro Energy, Inc.)


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