Form 10-Q
period 2012-03-31
Rango Energy, Inc.
filed 2012-05-18
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2012

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from ___________ to ___________

                       Commission File Number: 333-1416686


                                RANGO ENERGY INC.
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

                             Telephone: 318-734-4737
              (Registrant's telephone number, including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

We had a total of 1,088,543 shares of common stock issued and outstanding at May 16, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                RANGO ENERGY INC.
                          (formerly Avro Energy, Inc.)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                March 31,            December 31,
                                                                  2012                   2011
                                                              ------------           ------------
ASSETS

CURRENT
  Cash                                                        $    233,063           $    233,085
  Accounts Receivable                                                8,348                     --
                                                              ------------           ------------

TOTAL ASSETS                                                  $    241,411           $    233,085
                                                              ============           ============

LIABILITIES

CURRENT LIABILITIES
  Related Party Loan                                          $      6,657           $      6,657
  Loan Payable                                                         815                    815
  Accounts payable and accrued liabilities                         154,235                150,404
  Deferred Gain                                                    250,000                250,000
                                                              ------------           ------------
TOTAL CURRENT LIABILITIES                                          411,707                407,876
                                                              ------------           ------------

LONG TERM LIABILITIES
  ARO Obligation                                                   120,000                120,000
                                                              ------------           ------------
TOTAL LONG TERM LIABILITIES                                        120,000                120,000
                                                              ------------           ------------
TOTAL LIABILITIES                                                  531,707                 527,87

STOCKHOLDERS' DEFICIT
  Common Stock, 100,000,000 authorized $0.001
   par value shares 1,088,543 issued and outstanding
   as of specified dates                                             1,089                  1,089
  Additional Paid in Capital                                     1,199,536              1,199,536
  Accumulated comprehensive income                                   2,803                  2,803
  Deficit accumulated                                           (1,493,724)            (1,498,219)
                                                              ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                       (290,296)              (294,791)
                                                              ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    241,411           $    233,085
                                                              ============           ============


     The Accompanying notes are integral part of these financial statements.

                               RANGO ENERGY, INC.
                          (formerly Avro Energy, Inc.)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended
                                                    March 31,           March 31,
                                                      2012                2011
                                                   ----------          ----------
REVENUES
  Oil Revenues                                     $   73,774          $   60,371
                                                   ----------          ----------
TOTAL REVENUES                                         73,774              60,371

EXPENSES
  Operations Expense                                   60,296              38,197
  Accounting and Professional Fees                      7,726              77,815
  Office and Administration                             1,257               5,169
                                                   ----------          ----------
TOTAL EXPENSES                                         69,279             121,181
                                                   ----------          ----------
NET INCOME (LOSS)                                       4,495             (60,810)

Other comprehensive income (loss)                          --                  --
                                                   ----------          ----------

TOTAL COMPREHENSIVE INCOME (LOSS)                  $    4,495          $  (60,810)
                                                   ==========          ==========

BASIC AND DILUTED INCOME (LOSS) PER SHARE          $     0.00          $    (0.08)
                                                   ==========          ==========
WEIGHTED AVERAGE # OF SHARES OUTSTANDING
 - BASIC AND DILUTED                                1,088,543             766,143
                                                   ==========          ==========


    The Accompanying notes are integral part of these financial statements.

                               RANGO ENERGY, INC.
                          (formerly Avro Energy, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months Ended
                                                                     March 31,            March 31,
                                                                       2012                 2011
                                                                    ----------           ----------
OPERATING ACTIVITIES
  Net income (loss) for the period                                  $    4,495           $  (60,810)
  Change in:
    Accounts Receivable                                                 (8,349)             (12,728)
    Accounts payable and accrued liabilities                             3,832               77,815
                                                                    ----------           ----------
           CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (22)               4,277

INVESTING ACTIVITIES

           CASH USED IN INVESTING ACTIVITIES                                --                   --
                                                                    ----------           ----------

FINANCING ACTIVITIES

           CASH FROM FINANCING ACTIVITIES                                   --                   --
                                                                    ----------           ----------
INCREASE (DECREASE) IN CASH FOR PERIOD                                     (22)               4,277
Cash, beginning of period                                              233,085                1,994
                                                                    ----------           ----------

CASH, END OF PERIOD                                                 $  233,063           $    6,271
                                                                    ==========           ==========

Management Fees Paid With Shares                                    $       --           $       --
                                                                    ==========           ==========
Cash paid for interest                                              $       --           $       --
                                                                    ==========           ==========
Cash paid for income tax                                            $       --           $       --
                                                                    ==========           ==========


     The Accompanying notes are integral part of these financial statements

                               RANGO ENERGY, INC.
                          (formerly Avro Energy, Inc.)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


NOTE 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS AND HISTORY - Rango Energy Inc. (formerly Avro Energy, Inc.) (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties. On January 31, 2012, the Company changed its name from Avro Energy, Inc. to Rango Energy, Inc.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated net loss of $1,493,724 for the period from January 31, 2007 (inception) to March 31, 2012 and has generated revenues of $439,090 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

YEAR END - The Company's fiscal year end is December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. At March 31, 2012 and December 31 2011, the ARO of $120,000 is included in liabilities.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. OIL AND GAS PROPERTIES

The oil and gas properties that the company has have had all costs related to the properties expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2009 and determined that the properties were not economically viable; at that point the company impaired the properties.

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

On February 23, 2010 the company divested a non core asset being the Hoss Holmes Lease, near Hosston Louisiana for $60,000. The sale of the resulted in an gain on sale of $60,000 recorded as other income.

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

On June 30, 2011, the Company's interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus a 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000 recorded as other income, which includes gain of $115,000 due to the decrease in ARO from $235,000 as of December 31, 2011.

MUSLOW LEASE

On September 9, 2009, the Company entered into an agreement to acquire four oil and gas leases in Caddo Parish, Louisiana, from a private oil and gas operator. The first three leases are the Muslow A, B, and C Leases, which in total comprise of 8 wells and equipment, of which 2 are currently producing. The fourth lease is the Caddo Levee Board Lease, comprising of 13 wells and equipment, of which 4 are currently producing.

On June 30, 2011, the Company's interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus an option to retain 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000, which includes $115,000 gain on decrease in Assets Retirement Obligation from $235,000 in December 31, 2011.

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

NOTE 4. LOANS PAYABLE

As of March 31, 2012 and December 31, 2010 the Company owed Mike P. Kurtanjek, Company's previous president, the amount of $4,157. The loan had no interest and no fixed repayment date.

As of March 31, 2012 and December 31, 2011 the Company owed Donny Fitzgerald, the Company's president, a total advance of $2,500. There are no repayment terms or interest.

As of March 31, 2012, the Company owed a shareholder who owns 264,000 (approximately 1.037% of issued and outstanding) shares a total of $815. The loan is unsecured, is payable in five years from August 13, 2009 and bears interest at 3% per annum.

NOTE 5. COMMON STOCK

On March 3, 2011 the Company cancelled 3,000 (150,000 pre-reverse split) share per SEC order. This was due to a investigation, by the SEC, of an unrelated party that allegedly touted U.S. microcap companies. All shares owned by the unrelated party was ordered by the SEC to be returned to their respective companies. Further, 20,000 (1,000,000 pre-reverse split) shares was cancelled due to non-performance of service contract.

On August 23, 2011, the Company issued 300,000 (15,000,000 pre-reverse split) shares to its Director in exchange for services valued at the fair value of the common stock as quoted on the OTC at the date of grant of $75,000.

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2012 the company owed Mike P. Kurtanjek, the company's previous president, the amount of $4,157. The loan had no interest and no fixed repayment date.

As of March 31, 2012 and December 31, 2011 the Company owed Donny Fitzgerald, the Company's president, a total advance of $2,500. There are no repayment terms or interest.

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

As of March 31, 2012, the ARO liability remained the same as of December 31, 2011.

NOTE 8. SUBSEQUENT EVENTS

As of the date of filing, the Company has not entered into any transactions that would have a material impact on the financial statements.

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

PLAN OF OPERATION

The Company is an independent energy company engaged in the acquisition, exploration and development of oil and natural gas properties in North America, with current operations in the ArkLaTex region. The Company's objective is to seek out and develop opportunities in the oil and natural gas sectors that represent low risk opportunities for the Company and its shareholders. In addition, the Company aims to seek larger projects that can be developed and produced with Joint Venture partners.

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

RESULTS OF OPERATIONS

The Company has acquired oil and natural gas properties in the ArkLaTex region. Specifically the company has acquired the Hoss Holmes Lease and the Herrings Lease and has begun work on these properties.

Over the three months ending March 31, 2012 and March 31, 2011 we have generated $73,774 and $60,371, respectively, in oil and gas revenue. Over the same period of time we incurred $69,279 and $121,181 respectively in expenses giving the company a net income (loss) for the three months ended 2012 and 2011 of $4,495 and ($60,810) respectively. The bulk of our operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties.

SELECTED FINANCIAL INFORMATION

                                                 March 31,         December 31,
                                                   2012                2011
                                                 --------            --------
Current Assets                                   $241,811            $233,085
Total Assets                                     $241,811            $233,085
Current Liabilities                              $411,707            $407,876

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had unrestricted cash held in trust by the attorney of $233,063. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

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

32-1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
         Section 1350 of Chapter 63 of Title 18 of the United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith

101 Interactive data files pursuant to Rule 405 of Regulation S-T filed herewith

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

Signature                               Title                           Date
---------                               -----                           ----


By: /s/ Donald Fitzgerald          Chief Executive Officer,         May 16, 2012
    ---------------------------    Chief Financial Officer,
    Donald Fitzgerald              President, Secretary,
                                   Treasurer and Director
                                   (Principal Executive Officer
                                   and Principal Accounting Officer)