Form 10-Q
period 2012-06-30
Rango Energy, Inc.
filed 2012-08-20
CIK 1390778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2012

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

We had a total of 81,088,543 shares of common stock issued and outstanding at August 20, 2012

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                              INTERIM BALANCE SHEET
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                         June 30, 2012       December 31, 2011
                                                                         -------------       -----------------
ASSETS

Current
  Cash                                                                    $   232,500           $   233,085
                                                                          -----------           -----------

Total Assets                                                              $   232,500           $   233,085
                                                                          ===========           ===========
LIABILITIES

Current Liabilities
  Related Party Loan                                                      $    12,577           $     6,657
  Loan Payable                                                                    815                   815
  Deferred Gain                                                               250,000               250,000
  Accounts payable and accrued liabilities                                     77,693               150,404
                                                                          -----------           -----------
Total Current Liabilities                                                     341,085               407,876

Long Term Liabilities
  ARO Obligation                                                              120,000               120,000
                                                                          -----------           -----------
Total Long Term Liabilities                                                   120,000               120,000
                                                                          -----------           -----------

Total Liabilities                                                             461,085               527,876
                                                                          -----------           -----------

STOCKHOLDERS' EQUITY
  Common Stock, authorized 150,000,000 shares, $0.001 par value,
   81,088,543 issued and outstanding at June 30, 2012 and
   1,088,543 at December 31, 2011                                              81,089                 1,089
  Additional Paid in Capital                                                3,263,376             1,199,536
  Shares payable                                                               20,000                    --
  Accumulated comprehensive income                                              2,803                 2,803
  Deficit                                                                  (3,595,853)           (1,498,219)
                                                                          -----------           -----------
Total Stockholders' Deficit                                                  (228,585)             (294,791)
                                                                          -----------           -----------

Total Liabilities and Stockholders' Deficit                               $   232,500           $   233,085
                                                                          ===========           ===========

     The Accompanying notes are integral part of these financial statements.

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                         INTERIM STATEMENT OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                    Six Months Ended                   Three Months Ended
                                                        June 30,                            June 30,
                                                 2012              2011              2012              2011
                                             ------------      ------------      ------------      ------------
REVENUES
  Oil Revenues                               $    104,573      $    100,317      $     30,799      $     39,946
                                             ------------      ------------      ------------      ------------
TOTAL REVENUES                                    104,573           100,317            30,799            39,946
                                             ------------      ------------      ------------      ------------
EXPENSES
  Operations Expense                              108,614           158,056            48,318            42,046
  Accounting and Professional Fees                  7,726                --                --                --
  Office and Administration                     2,002,027            10,536         2,000,770             5,367
                                             ------------      ------------      ------------      ------------
TOTAL EXPENSES                                  2,118,367           168,594         2,049,088            47,413
                                             ------------      ------------      ------------      ------------

NET INCOME (LOSS) FROM OPERATIONS              (2,013,794)          (68,277)       (2,018,289)           (7,467)

OTHER INCOME AND EXPENSES
  Gain on sale of working interest                     --            50,500                --            50,500
  Interest Expense                                (83,840)               --           (83,840)               --
                                             ------------      ------------      ------------      ------------
TOTAL OTHER INCOME AND EXPENSES                   (83,840)           50,500           (83,840)           50,500
                                             ------------      ------------      ------------      ------------

NET INCOME (LOSS)                              (2,097,634)          (17,777)       (2,102,129)           43,034
Other comprehensive income (loss)                      --                --                --                --
                                             ------------      ------------      ------------      ------------

Total Comprehensive income (loss)            $ (2,057,634)     $   (342,127)     $ (2,102,129)     $     43,034
                                             ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE             $      (0.10)     $      (0.00)     $      (0.06)     $       0.00
                                             ============      ============      ============      ============

WEIGHTED AVERAGE # OF SHARES OUTSTANDING       21,088,543        40,335,724        41,088,543        40,096,940
                                             ============      ============      ============      ============


     The Accompanying notes are integral part of these financial statements

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                         INTERIM STATEMENT OF CASH FLOW
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                 Six Months Ended June 30,
                                                                2012                   2011
                                                            ------------           ------------
OPERATING ACTIVITIES
  Net income (loss) for the period                          $ (2,097,634)          $    (17,776)
  Adjustment for non-cash expenses
  Shares issued for services                                   2,000,000                     --
  Amortization of Discount of Convertible Debt                    80,000                     --
  Imputed Interest                                                 3,058                     --
  Imputed Interest - related party                                   782                     --
  Change in:
    Accounts Receivable                                               --                  3,789
    Accounts payable and accrued liabilities                      (7,289)                50,000
                                                            ------------           ------------
CASH USED IN OPERATING ACTIVITIES                                 (6,505)                36,013

FINANCING ACTIVITIES
  Loan Payable                                                     5,920                     --
                                                            ------------           ------------
Cash from Financing Activities                                     5,920                     --
                                                            ------------           ------------

INCREASE (DECREASE) IN CASH FOR PERIOD                              (585)                36,013
Cash, beginning of period                                        233,085                  1,994
                                                            ------------           ------------

CASH, END OF PERIOD                                         $    232,500           $     38,007
                                                            ============           ============

Cash paid for interest                                      $         --           $         --
                                                            ============           ============
Cash paid for income tax                                    $         --           $         --
                                                            ============           ============
NON-CASH INVESTMENT AND FINANCIAL ACTIVITIES
  Transfer of accounts payable to Convertible Debt          $     80,000           $         --
                                                            ============           ============
  Conversion of Debt for Shares                             $     80,000           $         --
                                                            ============           ============
  Beneficial Conversion Feature                             $    (80,000)          $         --
                                                            ============           ============


     The Accompanying notes are integral part of these financial statements

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2012
                             (Stated in US Dollars)
                                   (Unaudited)


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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $3,595,853for the period from January 31, 2007 (inception) to June 30, 2012 and has generated revenues of $469,889 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended June 30, 2012 is not necessarily indicative of the operating results for the full year.

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

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2012
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

REVENUE RECOGNITION - The Company uses the sales method of accounting for oil revenues. Under this method, revenues are recognized based on actual volumes of oil sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties.

BENEFICIAL CONVERSION FEATURES OF DEBENTURES AND CONVERTIBLE NOTE PAYABLE - In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and related accruing interest, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. At June 30, 2012 and December 31, 2011, the ARO $235,000 is included in liabilities.

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2012, the Company had no potentially dilutive shares.

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

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2012
                             (Stated in US Dollars)
                                   (Unaudited)


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. OIL AND GAS PROPERTIES

The value of the oil and gas properties that the company owns been expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2009 and determined that the properties were not economically viable, at that point the company impaired the properties.

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2012
                             (Stated in US Dollars)
                                   (Unaudited)


FIRST PACIFIC OIL AND GAS LTD. JOINT VENTURE

On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. ("First Pacific"). Under this Agreement First Pacific has acquired the right to earn 50% of the Company's working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before June 30, 2012. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. As of June 30, 2012 the outstanding balance of $800,000 remains outstanding.

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

NOTE 3. OIL AND GAS PROPERTIES (CONTINUED)

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

On June 30, 2011, the Company's interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus a 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000 recorded as other income, which includes gain of $115,000 due to the decrease in ARO from $235,000 as of December 31, 2011 to $120,000.

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2012
                             (Stated in US Dollars)
                                   (Unaudited)


MUSLOW LEASE

On September 9, 2009, the Company entered into an agreement and acquired four oil and gas leases in Caddo Parish, Louisiana, from a private oil and gas operator for $70,000. The first three leases are the Muslow A, B, and C Leases, which in total comprise of 8 wells and equipment, of which 2 are currently producing. The fourth lease is the Caddo Levee Board Lease, comprising of 13 wells and equipment, of which 4 are currently producing.

On June 30, 2011, the Company's interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus an option to retain 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000, which includes $115,000 gain on decrease in Assets Retirement Obligation from $235,000 in December 31, 2011 to $120,000.

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

NOTE 4. RELATED PARTY

The loans are payable to shareholders of $815 and $12,577 as of June 30, 2012. The loans are unsecured, are payable in five years from August 2009 and bear interest at 3%. Interest expense is imputed using 15%, as of June 30, 2012, $782 was recorded as and increased to additional paid-in capital.

On December 14, 2011, Donny Fitzgerald, the Company's president advanced the Company $2,500. There is no repayment terms or interest. On August 23, 2011, the Company issued to Donny Fitzgerald, 300,000 (15,000,000 pre-reverse split) shares in exchange for services valued at $75,000. The shares issued were value based on the fair market value on the date of grant.

On May 16, 2012, 20,000,000 shares were issued to Harpeet Sangha, President; Craig Alford, Vice-president, and Hermander Rai, Chief Financial Officer. The market value of the shares at the time of issue was $0.10 per share. Consequently, consulting fees of $2,000,000 have been charged to expenses during the most recent quarter.

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2012
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 5. CONVERTIBLE NOTE

On January 15, 2012, a convertible note loan from High Rig Resources Group Ltd., was secured for $80,000. The note had a maturity date of April 15, 2012 with no stated interest rate. The promissory note is convertible into the Company's common stock at a rate of $0.001 per share. The company imputed interest based on 15% and recorded a total of $3,058 to additional paid-in capital as of June 30, 2012. The Company evaluated this convertible note for derivative liability treatment noting that if the shares were converted at a fixed price of $0.001 per share, and the principal value of $80,000, this would result in 80,000,000 shares which is 53% of the authorized share count; therefore, the number of shares is determinate and the note is not considered a derivative liability. In addition, the Company evaluated this convertible note for a beneficial conversion feature noting that the conversion price of $0.001 which is below the market price on the date of the note. Based on calculation, a total discount of $80,000 was recorded. During the period, the note was fully converted, therefore, the total discount of $80,000 was fully amortized as of period ended June 30, 2012.

NOTE 6. INCOME TAXES

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

The Company currently has net operating loss carry forwards aggregating $3,595,853 and $1,498,219 as at June 30, 2012 and December 31, 2011,
respectively, which expire through 2029. The deferred tax asset of $1,086,612 related to the carry forwards has been fully reserved.

NOTE 7. COMMON STOCK

On March 3, 2011 the Company cancelled 3,000 (150,000 pre-reverse split) share per SEC order. This was due to an investigation, by the SEC, of an unrelated party that allegedly touted U.S. microcap companies. All shares owned by the unrelated party was ordered by the SEC to be returned to their respective companies. Further, 20,000 (1,000,000 pre-reverse split) shares was cancelled due to non-performance of service contract

On August 23, 2011, the Company issued 300,000 (15,000,000 pre-reverse split) shares to its Director in exchange for services valued at the fair value of the common stock as quoted on the OTC at the date of grant of $75,000.

On May 16, 2012, the Company was to issue 80,000,000 shares to repay an $80,000 promissory note. Only 60,000,000 of these shares had been issued as of June 30, 2012, $20,000 is included as common shares payable. Also on May 16, 2012, the Company issued 20,000,000 shares to management for services rendered. The fair market value of the Company shares at the time of issue was $0.10 per share. Consequently, value attributed to these shares was as follows:

                                RANGO ENERGY INC.
                          (Formerly, Avro Energy inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2012
                             (Stated in US Dollars)
                                   (Unaudited)


     Name                              # of Shares            Value Attributed
     ----                              -----------            ----------------
Harpeet Sangha                          10,000,000               $1,000,000
Craig Alford                             6,500,000               $  650,000
Hermander Rai                            3,500,000               $  350,000
                                        ----------               ----------
      Total                             10,000,000               $2,000,000
                                        ==========               ==========


On May 15, 2012, the Company increased its authorized capital from 100,000,000 shares of $0.001 common stock to 150,000,000 shares of $0.001 common stock.

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

NOTE 9. SUBSEQUENT EVENTS

During July 2012, 20,000,000 shares of common stock was issued as Common Shares payable of $20,000. There are no other subsequent events through the date of the issuance of the financial statements that would warrant further disclosures.

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

PLAN OF OPERATION

Rango Energy Inc. is an independent energy company engaged in the acquisition, exploration and development of oil and natural gas properties in North America, with current operations in the ArkLaTex region. Avro's objective is to seek out and develop opportunities in the oil and natural gas sectors that represent low risk opportunities for the Company and its shareholders. In addition, Avro aims to seek larger projects that can be developed and produced with Joint Venture partners.

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

RESULTS OF OPERATIONS

Rango Energy Inc. has acquired oil and natural gas properties in the ArkLaTex region. Specifically the company has acquired the Hoss Holmes Lease and the Herrings Lease and has begun work on these properties.

Since the date of our inception, January 31, 2007, we have generated $469,889 in oil revenues and $343,000 in the sale of a non-core property. Over the three months ending June 30, 2012 and June 30, 2012 we have generated $30,799 and $39,946, respectively, in oil and gas revenue. Over the same period of time we incurred $2,049,088 and $47,413 respectively in expenses giving the company a net income (loss) in operations for the three months ended 2012 and 2011 of ($2,018,289) and $43,034, respectively. $2 million of the operating expenses was due to the value attributed to shares which were issued to management. The bulk of our other operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties.

Over the six months ending June 30, 2012 and June 30, 2012 we have generated $104,573 and $100,317, respectively in oil and gas revenue. Over the same period of time we incurred $2,118,367 and $168,594 in expenses giving the company a net loss of $2,097,634 and $17,777 respectively. $2 million of the operating expenses was due to the value attributed to shares which were issued to management. The bulk of our other operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties.

SELECTED FINANCIAL INFORMATION

                                            30-Jun-12              31-Dec-11
                                            ---------              ---------
Current Assets                              $232,500               $233,085
Total Assets                                $232,500               $233,085
Current Liabilities                         $ 91,084               $157,875

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had cash in the bank of approximately $232,500. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time. During the three or six months ended June 30, 2012 we issued 80,000,000 shares to settle $80,000 in indebtedness and 20,000,000 shares valued at $2 million to new management.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

10.2 Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10.3 Farmout and Acquisition Agreement filed on May 17, 2011 and has been incorporated herein by reference.

31.1 Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2 Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1 Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith

101*     Interactive data files pursuant to Rule 405 of Regulation S-T

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

        Signature                        Title                         Date
        ---------                        -----                         ----


By: /s/ Harp Sangha            Chief Executive Officer and       August 20, 2012
   -------------------------   Director
   Harp Sangha


By: /s/ Hermander Rai          Chief Financial Officer and       August 20, 2012
   -------------------------   Director
   Hermander Rai