Form 10-Q/A
period 2012-06-30
Rango Energy, Inc.
filed 2012-09-20
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission File Number: 000-53253

RANGO ENERGY INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-8387017
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)

213 E Arkansas Ave
Vivian, LA 71082, USA	Telephone: 318-734-4737
(Address of principal executive offices)	(Registrant's telephone number,
including area code)

______________________________________________________
Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

We had a total of 101,088,543 shares of common stock issued and outstanding at August 20, 2012

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Transitional Small Business Disclosure Format:
Yes [ ] No [X]

1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Rango Energy Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 20, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 6 of Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the period ended June 30, 2012.

2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007

3.2	Bylaws - – Filed by Form SB-1 on March 30, 2007

10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10-2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10-3	Farmout and Acquisition Agreement filed on May 17, 2011 and has been incorporated herein by reference.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

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

33.0	XBRT Report

101	Interactive data files pursuant to Rule 405 of Regulation S-T , filed herewith

3

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2012

Signature	Title	Date

By: /s/Harp Sangha	Chief Executive Officer and	September 20, 2012
Harp Sangha	Director

By: /s/Hermander Rai	Chief Financial Officer and	September 20, 2012
Harp Sangha	Director

4