Form 10-Q
period 2012-09-30
Rango Energy, Inc.
filed 2012-11-19
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

____________________________________
Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

We had a total of 101,088,543 shares of common stock issued and outstanding at November 12, 2012

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Transitional Small Business Disclosure Format: Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

RANGO ENERGY INC.
(Formerly, Avro Energy inc.)
INTERIM BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$232,500	$233,085
Accounts Receivable	10,213
Total Assets	$242,713	$233,085

LIABILITIES
Current Liabilities
Related Party Loan	$23,777	$6,657
Loan Payable	815	815
Deferred Gain	250,000	250,000
Accounts payable and accrued liabilities	73,039	150,404
Total Current Liabilities	347,631	407,876

Long Term Liabilities
ARO Obligation	120,000	120,000
Total Long Term Liabilities	120,000	120,000
Total Liabilities	467,631	527,876

STOCKHOLDERS' EQUITY
Common Stock, authorized 150,000,000 shares, $0.001 par value, 101,088,543 issued and outstanding at September 30, 2012 and 1,088,543 at December 31, 2011	101,089	1,089
Additional Paid in Capital	3,264,298	1,199,536
Accumulated comprehensive income	2,803	2,803
Deficit	(3,593,108)	(1,498,219)
Total Stockholders' Deficit	(224,918)	(294,791)

Total Liabilities and Stockholders' Deficit	$242,713	$233,085

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY INC.
(Formerly, Avro Energy inc.)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Oil Revenues	$178,055	$150,559	$73,482	$50,242
Total Revenues	178,055	150,559	73,482	50,242

EXPENSES
Operations Expense	164,856	329,620	56,242	171,562
Accounting and Professional Fees	20,426	-	12,700	-
Office and Administration	2,002,900	16,685	875	6,149
Total Expenses	2,188,182	346,305	69,817	177,711
Net Income (Loss) from operations	(2,010,127)	(195,746)	3,665	(127,469)
Other Income and
Expenses
Gain on sale of working interest	-	250,500	-	200,000
Interest Expense	(84,762)	-	(922)	-
Total Other Income and
Expenses	(84,762)	250,500	(922)	200,000
Net Income (Loss)	(2,094,889)	54,754	2,743	72,531
Other comprehensive income (loss)	-	-	-	-
Total Comprehensive income (loss)	($2,094,889)	$54,754	$2,743	$72,531

Basic and diluted loss per share	($ 0.05)	$0.07	$0.00	$0.08

Weighted average # of shares outstanding	41,088,543	835,389	101,088,543	912,456

The Accompanying notes are integral part of these financial statements

RANGO ENERGY INC.
(Formerly, Avro Energy inc.)
INTERIM STATEMENTS OF CASH FLOW
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended
	September 30
	2012	2011
OPERATING ACTIVITIES
Net income (loss) for the period	($2,094,889)	$54,754
Adjustment for non-cash expenses
Shares issued for services	2,000,000	75,000
Amortization of Discount of Convertible Debt	80,000	-
Imputed Interest – related party	4,762	-
Change in:

Accounts Receivable	(10,213)	(11,499)
Accounts payable and accrued liabilities	2,635	81,027
Cash used in operating activities	(17,705)	199,282

FINANCING ACTIVITIES
Loan Payable	17,120	1,800
Cash from Financing Activities	17,120	1,800
INCREASE (DECREASE) IN CASH FOR PERIOD	(585)	201,082
Cash, beginning of period	233,085	1,994
Cash, end of period	$232,500	$203,076

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non-cash Investment and Financial Activities
Transfer of accounts payable to Convertible Debt	$80,000	$-
Conversion of Debt for Shares	$80,000	$-
Beneficial Conversion Feature	$(80,000)	$-

The Accompanying notes are integral part of these financial statements

RANGO ENERGY INC.
(Formerly, Avro Energy inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $3,593,108 for the period from January 31, 2007 (inception) to September 30, 2012 and has generated revenues of $543,371 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended September 30, 2012 is not necessarily indicative of the operating results for the full year.

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
September 30, 2012
(Stated in US Dollars)

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. At September 30, 2012 and December 31, 2011, the ARO $120,000 is included in liabilities.

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2012, the Company had no potentially dilutive shares.

FINANCIAL INSTRUMENTS - Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

RANGO ENERGY INC.
(Formerly, Avro Energy inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in US Dollars)

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

INCOME TAXES - Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

First Pacific Oil and Gas Ltd. Joint Venture
On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2012. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012 and September 30, 2012. As of September 30, 2012 the outstanding balance of $800,000 remains outstanding.

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
September 30, 2012
(Stated in US Dollars)

(Unaudited)

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

On September 30, 2011, the Company’s interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus a 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000 recorded as other income, which includes gain of $115,000 due to the decrease in ARO from $235,000 as of December 31, 2011 to $120,000.

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

On September 30, 2011, the Company’s interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus an option to retain 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000, which includes $115,000 gain on decrease in Assets Retirement Obligation from $235,000 in December 31, 2011 to $120,000.

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

RANGO ENERGY INC.
(Formerly, Avro Energy inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in US Dollars)

(Unaudited)

NOTE 4. RELATED PARTY

The loans are payable to shareholders of $815 and $23,777 as of September 30, 2012. The loans are unsecured, are payable in five years from August 2009 and bear interest at 3%. Interest expense is imputed using 15%, as of September 30, 2012, $4,762 was recorded as and increased to additional paid-in capital.

On December 14, 2011, Donny Fitzgerald, the Company’s president advanced the Company $2,500. There is no repayment terms or interest. On August 23, 2011, the Company issued to Donny Fitzgerald, 300,000 (15,000,000 pre-reverse split) shares in exchange for services valued at $75,000. The shares issued were value based on the fair market value on the date of grant.

On May 16, 2012, 20,000,000 shares were issued to Harpeet Sangha, President; Craig Alford, Vice-president, and Hermander Rai, Chief Financial Officer. The market value of the shares at the time of issue was $0.10 per share. Consequently, consulting fees of $2,000,000 have been charged to expenses during the most recent quarter.

NOTE 5. CONVERTIBLE NOTE

On January 15, 2012, a convertible note loan from High Rig Resources Group Ltd., was secured for $80,000. The note had a maturity date of April 15, 2012 with no stated interest rate. The promissory note is convertible into the Company’s common stock at a rate of $0.001 per share. The company imputed interest based on 15% and recorded a total of $3,058 to additional paid-in capital as of September 30, 2012. The Company evaluated this convertible note for derivative liability treatment noting that if the shares were converted at a fixed price of $0.001 per share, and the principal value of $80,000, this would result in 80,000,000 shares which is 53% of the authorized share count; therefore, the number of shares is determinate and the note is not considered a derivative liability. In addition, the Company evaluated this convertible note for a beneficial conversion feature noting that the conversion price of $0.001 which is below the market price on the date of the note. A total discount of $80,000 was recorded. During the period, the note was fully converted, therefore, the total discount of $80,000 was fully amortized as of period ended September 30, 2012.

NOTE 6 - INCOME TAXES

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

The Company currently has net operating loss carry forwards aggregating $1,593,108 and $1,498,219 as at September 30, 2012 and December 31, 2011, respectively, which expire through 2029. The deferred tax asset of $541,656 related to the carry forwards has been fully reserved.

RANGO ENERGY INC.
(Formerly, Avro Energy inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in US Dollars)

(Unaudited)

NOTE 7 – COMMON STOCK

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

On May 16, 2012, the Company was to issue 80,000,000 shares to repay an $80,000 promissory note. Only 60,000,000 of these shares were issued on May 16, 2012; 20,000,000 were issued on July 2, 2012.

On May 16, 2012, the Company issued 20,000,000 shares to management for services rendered. The fair market value of the Company shares at the time of issue was $0.10 per share. Consequently, value attributed to these shares was as follows:

Name	# of Shares	Value Attributed
Harpeet Sangha	10,000,000	$1,000,000
Craig Alford	6,500,000	$650,000
Hermander Rai	3,500,000	$350,000
Total	10,000,000	$2,000,000

On May 15, 2012, the Company increased its authorized capital from 100,000,000 shares of $0.001 common stock to 150,000,000 shares of $0.001 common stock.

NOTE 8. ASSET RETIREMENT OBLIGATION

The Company accounts for asset retirement obligations as required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 410—Asset Retirement and Environmental Obligations. Under these standards, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability is recognized when a reasonable estimate of fair value can be made. If a tangible long-lived asset with an existing asset retirement obligation is acquired, a liability for that obligation shall be recognized at the asset's acquisition date as if that obligation were incurred on that date. In addition, a liability for the fair value of a conditional asset retirement obligation is recorded if the fair value of the liability can be reasonably estimated.

During the year ended December 31, 2010 the company incurred an accretion expense of $235,000 for the net present value cost of plugging all its oil wells upon the ending of the useful life of the wells. Due to the sale of some of the company’s mineral leases and oil wells during 2011, the company was able to reduce its ARO liability to $120,000.

RANGO ENERGY INC.
(Formerly, Avro Energy inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2012
(Stated in US Dollars)

(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

There are no subsequent events through the date of the issuance of the financial statements that would warrant further disclosures.

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

Since the date of our inception, January 31, 2007, we have generated $469,889 in oil revenues and $343,000 in the sale of a non-core property. Over the three months ending September 30, 2012 and September 30, 2011 we have generated $73,482 and $50,242, respectively, in oil and gas revenue. Over the same period of time we incurred $69,817 and $117,711 respectively in expenses giving the company a net income (loss) in operations for the three months ended 2012 and 2011 of $2,743 and $72,531, respectively. The bulk of our other operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties. In 2011, Farm-In proceeds of $200,000 were received and attributed to income.

Over the nine months ending September 30, 2012 and September 30, 2011 we have generated $178,055 and $150,559, respectively in oil and gas revenue. Over the same period of time we incurred $2,188,182 and $346,305 in expenses giving the company a net income (loss) of $2,094,889 and $17,777 respectively. $2 million of the operating expenses was due to the value attributed to shares which were issued to management. The bulk of our other operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties. In 2011, Farm-In proceeds of $250,500 were received and attributed to income.

SELECTED FINANCIAL INFORMATION

	30-Sep-12	31-Dec-11
Current Assets	$242,713	$233,085
Total Assets	$242,713	$233,085
Current Liabilities	$347,361	$407,876

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had cash in the bank of approximately $232,500. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time. During the three or six months ended September 30, 2012 we issued 80,000,000 shares to settle $80,000 in indebtedness and 20,000,000 shares valued at $2 million to new management.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description of Exhibit
Number

3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007

3.2	Bylaws - – Filed by Form SB-1 on March 30, 2007

10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10-2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10-3	Farmout and Acquisition Agreement filed on May 17, 2011 and has been incorporated herein by reference.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1

Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith

32.2

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

Date: November, 12, 2012

Signature	Title	Date

By: /s/Harp Sangha	Chief Executive Officer and	November 19, 2012
Harp Sangha	Director

By: /s/Hermander Rai	Chief Financial Officer and	November 19, 2012
Harp Sangha	Director

