Form 10-K
period 2012-12-31
Rango Energy, Inc.
filed 2013-04-24
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based on a closing price was approximately $10,108,854 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Bulletin Board).

As of April 12, 2013, the registrant had 101,088,557 shares of common stock issued and outstanding.

RANGO ENERGY, INC.
TABLE OF CONTENTS

Part I

Item 1. Business

Summary

COMPANY OVERVIEW

Rango Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation with the Nevada Secretary of State. The Company is engaged in the acquisition, exploration and development of oil and natural gas properties in North America, with current properties in the ArkLaTex region. The company seeks to develop low risk opportunities by itself or with joint venture partners in the oil and natural gas sectors.

The Company filed its articles of incorporation with the Nevada Secretary of State on January 31, 2007, indicating Mike P. Kurtanjek as its Director and its President and sole executive officer. Mr. Michael Heenan was appointed as a Director of the Company on June 1, 2007. Ms. Marilyn Woodruff was appointed as a Director of the Company on June 1, 2007. Ms. Woodruff was also appointed as the Secretary for the Company effective June 1, 2007. On June 11, 2008 Ms. Woodruff resigned as Secretary and Director and Mr. Donny Fitzgerald replaced her as Secretary and Director. On March 3, 2011 Mike P. Kurtanjek resigned as Director and President and Mr. Donny Fitzgerald replaced him as President. On May 26, 2012, Mr. Fitzgerald resigned as Director and President, and Charles Paul George replaced his as President and Director. On June 14, 2012, Mr. Harpreet Sangha was appointed as Director and Chairman and Mr. Chuck Bingle was appointed Director. On August 3, 2012 Mr. Chuck Bingle resigned as a Director.

On January 31, 2007 (inception), the Company issued 500,000 (25,000,000 pre-reverse split) founders’ shares for $86,250. On September 1, 2007, the Company issued 5,280 (264,000 pre-reverse split) shares for $66,000. On October 1, 2007, the Company issued 3,731 (186,560 pre-reverse split) shares for $46,640. On May 31, 2010, the Company issued 20,000 (1,000,000 pre-reverse split) Units at a price of $0.25 per Unit for total proceeds of $250,000. Each Unit issued consisted of one restricted pre-reverse split common share and one half pre-reverse split share purchase warrant. Two half warrants entitles a Subscriber to acquire one restricted pre-reverse split common share at a purchase price of $0.50 per Share for a period of 18 months from the date of issue. On July 8, 2010 the company issued 22,500 (1,125,000 pre-reverse split) restricted shares at par for a total proceeds of $1,125. On September 13, 2010, the company entered agreements to convert various outstanding loans into restricted shares of the Company. The total amount owing to its creditors was $390,048, and each agreed to the issuance of restricted shares of the Company to settle this outstanding debt. As a result, the Company agreed to issue a total of 260,032 (13,001,600 pre-reverse split) shares in settlement of this debt, or at a price of $0.03 per pre-reverse split share. The total fair value of the shares was $650,080 based on the closing price resulting in a loss of settlement of debt of $260,032.

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

On May 24, 2011 the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific paid the Company $50,000 within 21 days of the Agreement date; will pay $200,000 within 45 days of the Agreement date; and will pay $800,000 on or before 6 months of the Agreement date. The initial $250,000 has been paid, however the $800,000 has been delayed by mutual verbal agreement until June 30, 2013. The $250,000 received from First Pacific has been recorded as deferred gain. None of the twelve wells are currently producing. The Company title to 50% ownership does not vest with First Pacific until the Company receives the $800,000.

On June 30, 2011, the Company entered into an Agreement with Fredco LLC of Hosston, Louisiana, to sell Fredco LLC the Herrings Lease, and the Muslow Lease, for $33,000 and has the option to retain a 20% working interest in the respective wells.

We are planning to use the First Pacific funds to recomplete the company’s 12 wells on the Arkansas Lease.

On May 23, 2012, the Company entered into various agreements with certain of its creditors to convert various outstanding loans into restricted shares of the Company. The total amount owing to its creditors was $80,000, and each agreed to the issuance of restricted shares of the Company to settle this outstanding debt. As a result, the Company has agreed to issue a total of 80,000,000 shares in settlement of this debt, at a price of $0.001 per share.

On May 16, 2012, 20,000,000 shares were issued to Harpeet Sangha, President; Craig Alford, Consultant, and Herminder Rai, Chief Financial Officer. The market value of the shares at the time of issue was $0.10 per share. Consequently, consulting fees of $2,000,000 have been charged to expenses.

On August 3, 2012, a majority of the shareholders of the company elected to remove Chuck Bingle from serving as a director on the board of directors.

As a consequence, the Board of Directors and Executive Officers of the Company are now comprised of the following:

Name	Position
Charles Paul George	President, Secretary, and a Director
Harpreet Sangha	Chairman and a Director
Herminder Rai	CFO

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

REGULATORY CONSIDERATIONS

Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission (“FERC”), the Minerals Management Service (“MMS”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. This industry is heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, except for the water quality issue described below, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

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

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and natural gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency (“EPA”), and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state laws, which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may require certain pollution controls with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes.

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

EMPLOYEES

The Company appointed Charles Paul Roy as director and president, Harpreet Sanga as Chairman and Director, and Herminder Rai as Chief Financial Officer in 2012 to manage operation in the Louisiana and Arkansas area. Any other work is performed by contractors as required by the company.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have accrued accumulated net losses of $3,605,262 for the period from inception (January 31, 2007) to December 31, 2012, and have revenues of $603,416 to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Our current officers and directors currently devotes up to 10 hours per week providing services to the company. While they presently possesses adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

Item 4. Mine Safety Disclosures

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

Our common stock is listed for trading under the symbol “RAGO”.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We have generated limited revenues to date. In the year ending December 31, 2012 we generated $227,660 as compared to $171,163 in 2011.

We incurred expenses of $2,257,898 for the year ending December 31, 2012 as compared to $379,891 for the year ended December 31, 2011. Consulting fees increased to over $2 million due to 20,000,000 shares issued to management. Professional fees were $16,500 as compared to $15,000 in 2011; and operating expenses incurred in connection with the day to day operation of our oil well properties was $234,716 down from $277,237 in 2011. This reduction was due the cost saving of selling a number of wells in 2011 which resulted in a rebate of our Accretion expense in 2011 of $115,000, in 2012 this increased by $2,484, and a gain on the sale of these wells of $33,000. In association with the conversion of a debt instrument, the company incurred a deemed interest expense of $84,762 during 2012. Consequently net loss for the year ended December 31, 2012 was $2,1117,484 as compared to $60,727 in 2011.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only begun generating revenues and there is no assurance we will ever reach profitability. We have generated minimal revenues to date.

The following table provides selected financial data about our company for the years ended December 31, 2012 and 2011.

Balance Sheet Data:	12/31/12	12/31/11
Cash	$234,168	$233,085
Total assets	$255,742	$233,085
Total liabilities	$492,815	$517,436
Deferred Gain	$250,000	$250,000
Shareholders' deficit	($ 237,073)	($284,349)

Liquidity and Capital Resources

Our cash balance at December 31, 2012 was $234,168 with outstanding liabilities of $492,815 as compared with a cash balance at December 31, 2011 of $233,085 with outstanding liabilities of $517,436. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Plan of Operation

Our cash balance is $234,168 and $233,085 as of December 31, 2012 and 2011, respectively. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have generated limited revenue of $603,416 since inceptions.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rango Energy, Inc.

We have audited the accompanying consolidated balance sheets of Rango Energy, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rango Energy, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and maintains a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See Note 1 to the financial statements for further information regarding this uncertainty.

As discussed in Note 3 to the financial statements, the 2011 financial statements have been restated to correct errors in the financial statements.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 15, 2013

RANGO ENERGY, INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
		(restated)
ASSETS
Current
Cash	$234,168	$233,085
Accounts Receivable	21,574	-
Total Assets	$255,742	$233,085

LIABILITIES
Current Liabilities
Related Party Loan	$34,292	$7,472
Deferred Gain	250,000	250,000
Accounts payable and accrued liabilities	86,039	139,964
Total Current Liabilities	370,331	397,436

Long Term Liabilities
ARO Obligation	122,484	120,000
Total Long Term Liabilities	122,484	120,000
Total Liabilities	492,815	517,436

STOCKHOLDERS' (DEFICIT)
Common Stock, authorized 150,000,000 shares, $0.001 par value, 101,088,543 and 1,088,543 issued and outstanding as of December 31, 2012 and 2011, respectively)	101,089	1,089
Additional Paid in Capital	3,264,298	1,199,536
Accumulated Other Comprehensive Income	2,803	2,803
Accumulated Deficit	(3,605,263)	(1,487,779)
Total Stockholders' (Deficit)	(237,073)	(284,351)

Total Liabilities and Stockholders' (Deficit)	$255,742	$233,085

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2012	December 31, 2011
		(restated)
REVENUES
Oil Revenues	$227,660	$171,163
Total Revenues	227,660	171,163

EXPENSES
Operations Expense	234,716	277,235
Accounting and Professional Fees	16,700	15,000
Office and Administration	2,006,482	87,654
Total Expenses	2,257,898	379,889
Net Income (Loss) from operations	(2,030,238)	(208,726)
Other Income and Expenses
Gain on sale of lease properties	-	148,000
Accretion Expense	2,484	-
Interest Income (Expense)	84,762	-
Total Other Income and Expenses	(87,246)	148,000
Net Income (Loss)	(2,117,484)	(60,726)
Total Comprehensive income (loss)	$(2,117,484)	$(60,726)

Basic and diluted income per share	($ 0.04)	($ 0.08)

Weighted average # of shares outstanding	51,143,188	797,544

RANGO ENERGY, INC.
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
for the Years Ended December 31, 2012 and 2011 (Restated)

	Common Stock
				Accumulated
				Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
						Equity

Balance, December 31, 2010	811,543	812	1,124,813	2,803	(1,427,053)	(298,625)
Stock Cancelled March 3, 2011	(23,000)	(23)	23			-
Stock issued for services August 23, 2011	300,000	300	74,700			75,000
Restated Income(Loss) for period (Note 3)					(60,726)	(60,726)
Balance, December 31, 2011 (restated)	1,088,543	1,089	1,199,536	2,803	(1,487,779)	(284,351)
Stock issued for conversion of debt, May 26, 2012	80,000,000	80,000				80,000
Beneficial conversion feature			80,000			80,000
Stock issued for compensation	20,000,000	20,000	1,980,000			2,000,000
Imputed interest			4,762			4,762
Income(Loss) for period					(2,117,484)	(2,117,484)

Balance, December 31, 2012	101,088,543	$101,089	$3,264,298	$2,803	($3,605,263)	($237,073)

The Accompanying notes are integral part of these financial statements

RANGO ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2012	December 31, 2011
		(restated)
OPERATING ACTIVITIES
Net income (loss) for the period	($2,117,484)	($60,726)
Adjustment for non-cash expenses
Shares issued for service	2,000,000	75,000
Imputed interest	4,762	-
Accretion Expense (Gain)	2,484	(148,000)
Amortization of Discount	80,000	-
Change in:
Accounts Receivable	(21,574)	3,790
Accounts payable and accrued liabilities	26,075	75,528
Cash provided by (used in) operating activities	(25,737)	(54,408)
INVESTING ACTIVITIES
Deferred Gain on sale of working interest	-	250,000
Cash received on sale of mineral leases	-	33,000
Cash provided by Investing Activities	-	283,000
FINANCING ACTIVITIES
Capital Stock issued	-	-
Loan Payable – related party	26,820	2,499
Cash from Financing Activities	26,820	2,499
INCREASE (DECREASE) IN CASH FOR PERIOD	1,083	231,091
Cash, beginning of period	233,085	1,994
Cash, end of period	$234,168	$233,085
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Shares cancelled	$-	$23
Transfer of accounts payable to Convertible Debt	$80,000	$-
Conversion of Debt for Shares	$80,000	$-
Beneficial Conversion Feature	$80,000	$-

The Accompanying notes are integral part of these financial statements

RANGO ENERGY, INC.
Footnotes to the Financial Statements
For the Years Ended December 31, 2012 and 2011
(Stated in US Dollars)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY – Rango Energy, Inc. (formerly Avro Energy, Inc.) (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation with the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties. On January 31, 2012, the Company changed its name from Avro Energy, Inc. to Rango Energy, Inc.

The Company is currently engaged in the acquisition, exploration and development of oil and natural gas properties in the United States ArkLaTex region. The company seeks to develop low risk opportunities by itself or with joint venture partners in the oil and natural gas sectors.

The Company completed a reverse split its issued and outstanding shares on the basis of fifty (50) existing shares for one of the post split shares. The application became effective in May 16, 2012. The shares have been retroactively applied for the reverse split.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $3,605,263 for the period from January 31, 2007 (inception) to December 31, 2012 and has generated revenues of $603,416 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2012 or 2011, respectively.

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at December 31, 2012 -$122,484 and 2011 at $120,000 is included in liabilities.

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

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2012 and 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended December 31, 2012, the Company issued 20,000,000 shares to the Company’s officers and directors for services value at $2,000,000. The shares issued were valued at $0.010 per share which is based on the fair market value on the date of grant.

During the year ended December 31, 2011, the Company issued 300,000 shares to the Company’s president for services value at $75,000. The shares issued were valued at $0.25 per share which is based on the fair market value on the date of grant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2012 and 2011:

	Fair Value Measurement at December 31, 2012
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$122,484
	$-	$-	$122,484

	Fair Value Measurement at December 31, 2011
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$120,000
	$-	$-	$120,000

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2012 and 2011.RECLASSIFICATION

Certain amounts reported in the prior financial statements may have been reclassified to the current period presentation.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance in ASU 2013-02 is intended to provide guidance in the reclassification of Accumulated Other Comprehensive Income to net income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have yet been issued.

NOTE 3. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of the financial statement adjustment on our previously reported balance sheet at December 31, 2011:

	December 31, 2011
	Previously Reported	Adjustments	As Restated
ASSETS
Current
Cash	$233,085		$233,085
Total Assets	$233,085		$233,085

LIABILITIES
Current Liabilities
Related Party Loan	$7,472		$7,472
Deferred Gain	250,000		250,000
Accounts payable and accrued liabilities	150,406	$(10,442)[a]	139,964
Total Current Liabilities	407,878	(10,442)[a]	397,436

Long Term Liabilities
ARO Obligation	120,000		120,000
Total Long Term Liabilities	120,000		120,000
Total Liabilities	527,878	(10,442)[a]	517,436

STOCKHOLDERS' (DEFICIT)
Common Stock, authorized 150,000,000 shares, $0.001 par value, 1,088,543 issued and outstanding as of December 31, 2011)	1,089		1,089
Additional Paid in Capital	1,199,536		1,199,536
Accumulated Other Comprehensive Income	2,803		2,803
Accumulated Deficit	(1,498,221)	10,442[a]	(1,487,779)
Total Stockholders' (Deficit)	(294,793)	10,442[a]	(284,351)

Total Liabilities and Stockholders' (Deficit)	$233,085	$-	$233,085

The following table presents the impact of the financial statement adjustment on our previously reported statement of operations for the year ended December 31, 2011:

	For the Year Ended December 31, 2011
	Previously Reported	Adjustments	As Restated
REVENUES
Oil Revenues
Total Revenues	$151,224	$19,939[a]	$171,163
	151,224	19,939[a]	171,163
EXPENSES
Operations Expense	267,738	9,497[a]	277,235
Accounting and Professional Fees	15,000		15,000
Office and Administration	87,654		87,654
Total Expenses	370,392	9,497[a]	379,889
Net Income (Loss) from operations	(219,168)	10,442[a]	(208,726)
Other Income and Expenses
Gain on sale of lease properties	148,000		148,000
Total Other Income and Expenses	148,000		148,000
Net Income (Loss)	(71,168)	10,442[a]	(60,726)
Total Comprehensive income (loss)	$(71,168)	$10,442[a]	$(60,726)

Basic and diluted income per share	(0.09)		(0.08)

Weighted average # of shares outstanding	797,544		797,544

a The Company has restated its previously issued finance statements for matters related to the understatement of revenue in 2011 by $19,939 and the understatement of operating expenses in 2011 by $9,497. The net impact reduced the net loss in 2011 by $10,442 from $71,168 to the restated amount of a net loss of $60,726.

NOTE 4. OIL AND GAS PROPERTIES

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

On June 30, 2011, the Company’s interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus a 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000 recorded as other income, which includes gain of $115,000 due to the decrease in ARO from $235,000 as of December 31, 2010.

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

On June 30, 2011, the Company’s interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus an option to retain 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000, which includes $115,000 gain on decrease in Assets Retirement Obligation from $235,000 in December 31, 2010.

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

NOTE 5 - RELATED PARTY

The loans are payable to shareholders of $34,292 and $7,472 as of December 31, 2012 and 2011, respectively. The loans are unsecured, are payable in five years from August 2009 and bear interest at 3%. Imputed interest equaled $1,704 for the year ended December 31, 2012. No imputed interest was calculated for the year ended December 31, 2011.

On December 14, 2011, Donny Fitzgerald, the Company’s president advanced the Company $2,500. There are no repayment terms or interest. On August 23, 2011, the Company issued to Donny Fitzgerald, 300,000 (15,000,000 pre-reverse split) shares in exchange for services valued at $75,001. The shares issued were value based on the fair market value on the date of grant.

On January 15, 2012, a convertible note loan from High Rig Resources Group Ltd., was secured for $80,000. The note had a maturity date of April 15, 2012 with no stated interest rate. The promissory note is convertible into the Company’s common stock at a rate of $0.001 per share. The company imputed interest based on 15% and recorded a total of $3,058 to additional paid-in capital during 2012. The Company evaluated this convertible note for derivative liability treatment noting that if the shares were converted at a fixed price of $0.001 per share, and the principal value of $80,000, this would result in 80,000,000 shares which is 63% of the authorized share count; therefore, the number of shares is determinate and the note is not considered a derivative liability. In addition, the Company evaluated this convertible note for a beneficial conversion feature noting that the conversion price of $0.001 which is below the market price on the date of the note. Based on calculation, a total discount of $80,000 was recorded. During the period, the note was fully converted; therefore, the total discount of $80,000 was fully amortized during the year ended December 31, 2012.

On May 16, 2012, 20,000,000 shares were issued to Harpeet Sangha, President; Craig Alford, consultant, and Herminder Rai, Chief Financial Officer. The market value of the shares at the time of issue was $0.10 per share as indicated by the closing price on that date. Consequently, consulting fees of $2,000,000 have been charged to expenses during the most recent quarter.

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

The Company currently has net operating loss carry forwards aggregating $1,162,283 and $1,044,798 as of December 31, 2012 and 2011, respectively, which expire through 2030. The deferred tax asset of $403,145 related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets	$406,799	$365,769
Valuation allowance for deferred tax assets	(406,799)	(365,769)
Net deferred tax assets	$-	$-

NOTE 7 – COMMON STOCK

On March 3, 2011 the Company cancelled 3,000 shares per SEC order. This was due to an investigation, by the SEC, of an unrelated party that allegedly touted U.S. microcap companies. All shares owned by the unrelated party were ordered by the SEC to be returned to their respective companies. Further, 20,000 shares was cancelled due to non-performance of a service contract.

On August 23, 2011, the Company issued 300,000 shares to its Director in exchange for services valued at the fair value of the common stock as quoted on the OTC at the date of grant of $75,000.

On May 16, 2012, the Company issued 80,000,000 shares upon conversion of an $80,000 debenture on the basis of one share for every $0.001 share of debt. The conversion was done within the terms of the promissory note and no gain or loss was recorded.

On May 16, 2012, 20,000,000 shares were issued to management for services rendered. The market value of the shares at the time of issue was $0.10 per share as indicated by the closing price on that date. Consequently, consulting fees of $2,000,000 have been charged to expenses during the most recent quarter.

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

During the year ended December 31, 2010 the company incurred an accretion expense of $235,000 for the net present value cost of plugging all its oil wells upon the ending of the useful life of the wells. Due to the sale of some of the company’s mineral leases and oil wells during 2011, the company was able to reduce its asset retirement obligation to $120,000 at December 31, 2011. During 2012, the Company recognized accretion expense of $2,484 and it asset retirement obligation increased to $122,484 as of December 31, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)

We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As of December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Charles Paul Gray	77	President, Secretary and Director
Harpreet Shanga	49	Chairman and Director

Herminder Rai	41	Chief Financial Officer

Term of Office

Our director is appointed to hold office until the next annual meeting of our stockholders or until their successor is elected and qualified, or until they resigns or are removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and holds office until removed by the Board.

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
  Compliance with applicable governmental laws, rules and regulations;
  The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
  Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending December 31, 2012:

Name	Title	Annual Compensation				Long Term Compensation
		Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Charles Gray	President, Secretary, Director	2012	$0	$0	$0	$0	$0	$0	$0
Harpreet Sangha	Chairman, Director	2012	$0	$0	$1,000,000	$0	$0	$0	$0
Herminder Rai	Chief Financial Officer	2012	$0	$0	$250,000	$0	$0	$0	$0
Donny Fitzgerald	Past President, Secretary and Director	2009 2010 2011 2012	$5,000 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $75,000 $0
Mike P. Kurtanjek	Past - President, CEO, CFO and Director	2009 2010 2011	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Michael Heenan	Director	2009 2010 2011	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Marilyn Woodruff	Past Director & Secretary	2008	$0	$0	$0	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Officer and/or director as a Group	0	0%
Holders of More than 5% of Our Common Stock

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 10, 2012.

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

The Company has borrowed $4,157 from Mr. Mike P. Kurtanjek, our Past President and as of December 31, 2011 the loan has not been paid back. The loan has a 0% interest with no fixed payment date, and the Company has borrowed $2,500 from Donny Fitzgerald, our Past President and as of December 31, 2011 the loan has not been paid back, and the Company has borrowed $26,820 from Harpreet Sangha, our Chairman and Director.

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

For the year ended December 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $15,000.

For the year ended December 31, 2012, the total fees charged to the company for audit services, including quarterly reviews, were $16,700

PART IV

Item 15. Exhibits

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2013	Rango Energy, Inc.

By: /s/ Harpreet Sangha
Harpreet Sangha, Chairman and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2013	Rango Energy, Inc.
By: /s/ Herminder Rai
Herminder Rai, Chief Financial Officer (Principal Accounting Officer)