Form 10-Q
period 2013-03-31
Rango Energy, Inc.
filed 2013-05-20
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

[   ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______________ to ______________

Commission File Number: 333-1416686

RANGO ENERGY INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-8387017
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

213 E Arkansas Ave
Vivian, LA 71082, USA	Telephone: 318-734-4737
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

We had a total of 101,088,543 shares of common stock issued and outstanding at May 15, 2013.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Transitional Small Business Disclosure Format:
Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

RANGO ENERGY INC.

BALANCE SHEETS

	March 31,2013
	(unaudited)	December 31, 2012
ASSETS

Current
Cash	$232,521	$234,168
Accounts Receivable	23,968	21,574
Total Assets	$256,489	$255,742

LIABILITIES

Current Liabilities
Related Party Loan	$36,876	$34,292
Deferred Gain	250,000	250,000
Accounts Payable and Accrued Liabilities	69,123	86,039
Total Current Liabilities	355,999	370,331

Long Term Liabilities
ARO Obligation	122,484	122,484
Total Long Term Liabilities	122,484	122,484
Total Liabilities	478,483	492,815

STOCKHOLDERS' DEFICIT

Common Stock, 150,000,000 authorized $0.001 par value shares 101,088,543 issued and outstanding as of specified dates	101,089	101,089
Additional Paid in Capital	3,265,632	3,264,298
Accumulated Comprehensive Income	2,803	2,803
Accumulated Deficit	(3,591,518)	(3,605,263)
Total Stockholders' Deficit	(221,994)	(237,073)

Total Liabilities and Stockholders' Deficit	$256,489	$255,742

The accompanying notes are integral part of these financial statements.

RANGO ENERGY, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
		March 31, 2012
	March 31, 2013	(restated)
REVENUES
Oil Revenues	$75,936	$53,835
Total Revenues	75,936	53,835

EXPENSES
Operations Expense	52,977	50,799
Accounting and Professional
Fees	5,500	7,726
Office and Administration	2,380	1,257
Total Expenses	60,857	59,782

Net Income (Loss) before other items	15,079	(5,947)

OTHER ITEMS
Interest expense	(1,334)	-
Total Other	(1,334)	-

Net Income (Loss)	13,745	(5,947)
Other Comprehensive Income (Loss)	-	-
Total Comprehensive Income (Loss)	$13,745	$(5,947)

Basic and diluted income (loss) per share	$0.00	$(0.01)

Weighted average # of shares outstanding	101,088,543	1,088,543

The accompanying notes are integral part of these financial statements.

RANGO ENERGY, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
		March 31,
		2012
	March 31, 2013	(restated)
OPERATING ACTIVITIES
Net income (loss) for the period	$13,745	$(5,947)
Adjustment for non-cash expense
Imputed interest	1,334	-
Change in:
Accounts Receivable	(2,394)	2,093
Accounts payable and accrued liabilities	(16,916)	3,832
Cash provided by (used in) operating activities	(4,231)	(22)

INVESTING ACTIVITIES
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Increase (decrease) in related party loans	2,584	-
Cash from Financing Activities	2,584	-

INCREASE (DECREASE) IN CASH FOR PERIOD	(1,647)	(22)
Cash, beginning of period	234,168	233,085
Cash, end of period	$232,521	$233,063

The accompanying notes are integral part of these financial statements

RANGO ENERGY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2013 (Unaudited)

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

The Company completed a reverse split its issued and outstanding shares on the basis of fifty (50) existing shares for one of the post-split shares. The application became effective in May 16, 2012. The shares have been retroactively applied for the reverse split.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $3,591,598 for the period from January 31, 2007 (inception) to March 31, 2013 and has generated revenues of $688,851 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESOURCE PROPERTIES - Company follows the successful efforts method of accounting for its oil and gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to proved resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are charged as expenses until it is determined that the company has proven oil and gas reserves.

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2013 or December 31, 2012, respectively.

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at March 31, 2013 and December 31, 2012 - $122,484 is included in liabilities.

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

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the quarter ended March 31, 2013, no shares were issued for services rendered.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

	Fair Value Measurement at March 31, 2013
	Level 1	Level 2	Level 3
Liabilities

Asset Retirement Obligations	$-	$-	$122,484

	$-	$-	$122,484

	Fair Value Measurement at December 31, 2012
	Level 1	Level 2	Level 3
Liabilities

Asset Retirement Obligations	$-	$-	$122,484

	$-	$-	$122,484

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter ended March 31, 2013 and the year ended December 31, 2012.

RECLASSIFICATION - Certain amounts reported in the prior financial statements may have been reclassified to the current period presentation.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

The following table presents the impact of the financial statement adjustment on our previously reported statement of operations for the three months ended March 31, 2012:

	For the Three Months Ended March 31, 2012
	Previously Reported	Adjustments	As Restated
REVENUES
Oil Revenues	$73,774	$(19,939)[a]	$53,835
Total Revenues	73,774	(19,939)[a]	53,835
EXPENSES
Operations Expense	60,296	(9,497)[a]	50,799
Accounting and Professional Fees	7,726		7,726
Office and Administration	1,257		1,257
Total Expenses	69,279	(9,497)[a]	59,782
Net Income (Loss)	4,495	(10,442)[a]	(5,947)
Other Comprehensive (Loss)	-	-	-
Total Comprehensive (Loss)	$4,495	$(10,442)[a]	$(5,947)
7

	For the Three Months Ended March 31, 2012
	Previously Reported	Adjustments	As Restated

Basic and diluted (loss) per share	$(0.00)		$(0.01)

Weighted average # of shares outstanding	1,888,543		1,888,543

a The Company has restated its previously issued finance statements for matters related to the overstatement of revenue in the three months ended March 31, 2012 by $19,939 and the overstatement of operating expenses in the three months ended March 31, 2012 by $9,497. The net impact reduced net income for the three months ended March 31, 2012 by $10,442 from net income of $4,495 to the restated amount of a net loss of $5,947.

NOTE 4. OIL AND GAS PROPERTIES

JOINT VENTURE

On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before June 30, 2012. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received has been recorded as Deferred Revenues.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The loans are payable to shareholders of $36,876 and $34,292 as of March 31, 2013 and December 31, 2012, respectively. The loans are unsecured, are payable in five years from August 2009 and bear interest at 3%. Imputed interest of $1,334 was calculated for the quarter ended March 31, 2013. Imputed interest equaled $1,704 for the year ended December 31, 2012.

NOTE 6. ASSET RETIREMENT OBLIGATION

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

Over the three months ending March 31, 2013 and March 31, 2012 we have generated $75,936 and $53,835, respectively, in oil and gas revenue. Over the same period of time we incurred $52,977 in Q1 – 2013 and $50,799 in Q1-2012 in operating costs. Professional fees primarily accounting and audit were $5,500 in Q1 – 2013 and $7,726 in Q1-2012 respectively. The company’s net income (loss) for the three months ended March 31, 2013 and 2012 of $13,745 and ($5,947) respectively. The bulk of our operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties.

SELECTED FINANCIAL INFORMATION

	31 March 2013	31 December 2012
Current Assets	$256,489	$255,742
Total Assets	$256,489	$255,742
Current Liabilities	$355,999	$370,331

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had cash in the bank of approximately $232,521. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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
12

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2013	Rango Energy, Inc.

By: /s/ Harpreet Sangha
Harpreet Sangha, Chairman and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 17, 2013	Rango Energy, Inc.

By: /s/ Herminder Rai
Herminder Rai, Chief Financial Officer (Principal Accounting Officer)

