Form 10-Q
period 2013-06-30
Rango Energy, Inc.
filed 2013-08-19
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

[   ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission File Number: 333-1416686

RANGO ENERGY INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-8387017
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)

400 S. ZAng Blvd. Suite 812
Dallas, Texas 75208, USA	Telephone: 888-224-6039
(Address of principal executive offices)	(Registrant's telephone number,
including area code)

____________________________________________________
Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

We had a total of 102,588,543 shares of common stock issued and outstanding at August 15, 2013

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Transitional Small Business Disclosure Format:
Yes [   ]      No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

RANGO ENERGY INC.
(an Exploration Stage Company)
INTERIM BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash	$-	$234,168
Accounts receivable	-	21,574
Total Assets and Assets for sale	$-	$255,742

LIABILITIES
Current Liabilities
Related Party Loan	$52,675	$38,580
Deferred Gain	-	250,000
Accounts payable and accrued liabilities	129,567	81,751
Total Current Liabilities	182,242	370,331

Long Term Liabilities
ARO Obligation	-	122,484
Total Liabilities	182,242	492,815

STOCKHOLDERS' EQUITY
Common Stock, authorized 150,000,000 par value $0.001. Issued and outstanding as of June 30, 2013 and December 31, 2012: 101,088,543 shares	101,089	101,089
Additional Paid in Capital	3,267,013	3,264,298
Common Stock, payable	390,000	-
Accumulated comprehensive income	2,803	2,803
Deficit accumulated during exploration stage	(3,943,147)	(3,605,263)
Total Stockholders' Deficit	(182,242)	(237,073)

Total Liabilities and Stockholders' Deficit	$-	$255,742

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY INC.
(an Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(unaudited)

					From date of
					inception
	Six Months Ended		Three Months Ended		January 31,
	June 30,		June 30,		2007 to
	2013	2012	2013	2012	June 30, 2013
		(restated)
REVENUES
Oil Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

EXPENSES

Accounting and Professional Fees	61,006	7,726	55,506	-	332,550
Office and Administration	414,144	2,002,025	411,763	2,000,770	2,543,919
Total Expenses	475,150	2,009,751	467,269	2,000,770	2,876,469
NET INCOME (LOSS) FROM OPERATIONS	(475,150)	(2,009,751)	(467,269)	(2,000,770)	(2,876,469)
Other Income and Expenses
Loss on conversion of debt	-	-	-	-	(260,032)
Net Interest Income (Expense)	(2,714)	(83,840)	(1,379)	(83,840)	(113,009)
Total Other Income and Expenses	(2,714)	(83,840)	(1,379)	(83,840)	(373,041)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(477,864)	(2,093,591)	(68,648)	(2,084,610)	(3,249,510)
Gain (Loss) on Discontinued Operations	139,980	(14,483)	117,021	(17,519)	(693,637)
NET INCOME (LOSS)	(337,884)	(2,108,074)	(351,627)	(2,102,129)	(3,943,147)
Total Comprehensive income (loss)	$(337,884)	$(2,108,074)	$(351,627)	$(2,102,129)	$(3,943,147)

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.00)	$(0.10)	$(0.00)	$(0.06)
Basic and diluted loss per share from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Basic and diluted loss per share	$(0.00)	$(0.10)	$(0.00)	$(0.06)

Weighted average # of shares outstanding	101,088,543	21,088,543	101,088,543	41,088,543

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY INC.
(an Exploration Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

			From date of
			inception
			January 31,
	Six Months Ended June 30,		2007 to
			June 30,
	2013	2012	2013
		(restated)
OPERATING ACTIVITIES
Net income (loss) for the period	$(337,884)	$(2,108,074)	$(3,943,147)
Adjustment for non-cash expenses
Payment of services with shares	390,000	2,000,000	2,465,000
Impairment Loss	-	-	605,840
Foreign exchange gain (loss)	-	-	2,803
Amortization of Discount on Conversion of Note	-	80,000	80,000
Imputed interest - related party	2,714	3,840	33,005
Gain on sale of oil leases	(128,255)	-	(128,255)
Accretion expense	-	-	89,484
Loss on conversion of debt	-	-	260,032
Change in:
Accounts Receivable	21,574	10,442	(11,727)
Accounts payable and accrued liabilities	43,529	7,287	189,615
Cash used in operating activities	(8,322)	(6,505)	(357,350)

INVESTING ACTIVITIES
Purchase of mineral claims	(244,229)	-	(524,500)
Cash used in Investing Activities	(244,229)	-	(524,500)

FINANCING ACTIVITIES
Capital stock issued	-	-	445,785
Loan payable – related party	-	-	45,202
Loan Payable	18,383	5,920	390,863
Cash from Financing Activities	18,383	5,920	881,850

INCREASE (DECREASE) IN CASH FOR PERIOD	(234,168)	(585)	-
Cash, beginning of period	234,168	233,085	-
Cash, end of period	$-	$232,500	$-

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Shares paid for Debt	$-	$-
Shares paid for Services	$-	$-

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY INC.
(an Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2013
(Stated in US Dollars)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS AND HISTORY - Rango Energy, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties.

On May 27, 2013, the Company entered into a Drilling Participation Agreement on 12,000 acres on 3 separate oil fields in Central and Southern California. On June 12, 2013, the Company sold its oil and natural gas properties in the ArkLaTex region. The Company seeks to develop low risk opportunities by itself or with joint venture partners in the oil and natural gas sectors.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $3,943,147 for the period from January 31, 2007 (inception) to June 30, 2013 and has generated revenues of $744,939 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended June 30, 2013 is not necessarily indicative of the operating results for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. At June 30, 2013 the amount was $nil and December 31, 2012, the ARO $122,484 is included in liabilities.

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the six months ended June 30, 2013, the Company is committed to issue 1,125,000 shares for investor relations services valued at $390,000; during the year ended December 31, 2012, the Company issued 20,000,000 shares to the Company’s officers and directors for services value at $2,000,000. The shares issued were valued at $0.010 per share which is based on the fair market value on the date of grant.

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2013, the Company had no potentially dilutive shares.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

Fair Value Measurement at June 30, 2013
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$-
	$-	$-	$-

	Fair Value Measurement at December 31, 2012
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$122,484
	$-	$-	$122,484

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter ended June 30, 2013 and the year ended December 31, 2012.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

The following table presents the impact of the financial statement adjustment on our previously reported statement of operations for the six months ended June 30, 2012:

	For the Six Months Ended June 30, 2012
	Previously Reported	Adjustments	As Restated
REVENUES
Oil Revenues	$-	$-	$-
Total Revenues	-	-	-
EXPENSES
Accounting and Professional Fees	7,726		7,726
Office and Administration	2,002,025		2,002,025
Total Expenses	2,009,751	-	2,009,751
Net Operating Income (Loss)	(2,009,751)	-	(2,009,751)
Other income and expenses
Net interest income (expense)	(83,840)		(83,840)
Net Income (Loss) from continuing operations	(2,093,591)	-	(2,093,591)
Net income (loss) from discontinued operations	(4,041)	(10,442)[a]	(14,483)
Net Income (loss)	$(2,097,632)	$(10,442)[a]	$(2,108,074)
Other Comprehensive (Loss)	-	-	-
Total Comprehensive (Loss)	$(2,097,632)	$(10,442)[a]	$(2, 108,074)

Basic and diluted (loss) per share	$(0.10)		$(0.10)
Weighted average # of shares outstanding	21,088,543		21,088,543

a The Company has restated its previously issued finance statements for matters related to the overstatement of revenue in the six months ended June 30, 2012 by $19,939 and the overstatement of operating expenses in the six months ended June 30, 2012 by $9,497. The net impact reduced net income for the three months ended June 30, 2012 by $10,442 from a net loss of $2,097,634 to the restated amount of a net loss of $2,108,074.

NOTE 4. OIL AND GAS PROPERTIES

The value of the oil and gas properties that the company owns been expensed in accordance with Generally Accepted Accounting Principles for the industry. Currently the Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The company performed an impairment analysis at the end of 2009 on its Ark-La-Tex properties and determined that the properties were not economically viable, at that point the company impaired the properties.

Hangtown Drilling and Participation Agreement

On May 27, 2013, the Company entered into a Drilling and Participation Agreement with Hangtown Energy, Inc. (“Hangtown”). Hangtown owns approximately 12,000 acres of oil and gas rights located in three separate oil field in South and Central California. Under this Agreement, the Company will provide 100% of the development costs for an initial program of 2 wells per project area, and will receive 100% of the production cash flow until payback is achieved. After payback, the Company's working interest will revert to 75% for the life of the 6 wells. Further to the initial development program the Company and Hangtown Energy will continue to develop the Project areas equally and jointly to maximize production at each site.

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of June 30, 2013, the Capistrano had funded Hangtown $2,250,000. Capistrano will earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for the this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well. As the Well has not been completed as of the date of this filing, no assets have been recorded by the Company.

At any time after the completion of KMD 17-18, the Company has the right, but not the obligation, to convert the capital it has contributed to Hangtown into equity of Hangtown at the greater of either $3.75 per share or the most recent per share valuation which Hangtown has accepted and received capital for. If the Company converts its interest into equity of Hangtown, the Company shall not have any rights or interest in the KMD 17-18 well or any additional wells as the Drilling and Participation Agreement will effectively terminate.

First Pacific Oil and Gas Ltd. Joint Venture

On May 24, 2012, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before June 30, 2013. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. On June 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

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

On June 30, 2012, the Company’s interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus a 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000 recorded as other income.

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

On June 30, 2012, the Company’s interest in the Herrings Lease and the Muslow Lease were sold for $33,000 plus an option to retain 20% royalty interest in these mineral leases. The sale resulted in a gain of $148,000.

Arkansas Lease

On October 24, 2009 the Company signed a letter agreement to acquire eleven producible deep oil wells north of Hosston, Louisiana, and in Southern Arkansas for $385,000. Seven of these wells are in production. The deepest of these wells produce from the Smackover formation at 7800 feet. Four other wells are capable of production after work over operation has been completed. Also included with the agreement are three disposal wells.

On June 12, 2013, the Company sold these properties under an Asset Transfer and Liability Assumption Agreement for $10 to a non-related party. The sale resulted in a gain of $110,755, which include a decrease to $nil on the Company’s Asset Retirement Obligation of $122,484 (December 31, 2012).

NOTE 5. GAIN (LOSS) ON DISCONTINUED OPERATIONS

On June 12, 2013, the Company sold the Arkansas Lease properties under an Asset Transfer and Liability Assumption Agreement for $10 to a non-related party. The Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

The result of discontinued operations is a net income of $139,980 and net loss of $14,483 for the period ending June 30, 2013 and 2012, respectively.

NOTE 6. RELATED PARTY

The Company has received advances from Harpreet Sangha of $43,758 as of June 30, 2013 ($26,820 – December 31, 2012) and from Sam Sangha of $1,445 ($nil – December 31, 2012). These advances have no interest, are unsecured with no specific terms of repayment.

Previous management advanced the Company $7,472 as of June 30, 2013 and December 31, 2012. The loans are unsecured, are payable in five years from August 2009 and bear interest at 3%. Imputed interest equaled $2,714 ($1,704 for the year ended December 31, 2012).

On May 16, 2012, 20,000,000 shares were issued to Harpreet Sangha, President; Craig Alford, Vice-president, and Herminder Rai, Chief Financial Officer. The market value of the shares at the time of issue was $0.10 per share. Consequently, consulting fees of $2,000,000 were charged.

NOTE 7. CONVERTIBLE NOTE

On January 15, 2012, a convertible note loan from High Rig Resources Group Ltd., was secured for $80,000. The note had a maturity date of April 15, 2013 with no stated interest rate. The promissory note is convertible into the Company’s common stock at a rate of $0.001 per share. The company imputed interest based on 15% and recorded a total of $3,058 to additional paid-in capital as of June 30, 2013. The Company evaluated this convertible note for derivative liability treatment noting that if the shares were converted at a fixed price of $0.001 per share, and the principal value of $80,000, this would result in 80,000,000 shares which is 53% of the authorized share count; therefore, the number of shares is determinate and the note is not considered a derivative liability. In addition, the Company evaluated this convertible note for a beneficial conversion feature noting that the conversion price of $0.001 which is below the market price on the date of the note. Based on calculation, a total discount of $80,000 was recorded. During the period, the note was fully converted, therefore, the total discount of $80,000 was fully amortized as of period ended June 30, 2013.

NOTE 8. FINANCIAL PARTICIPATION AGREEMENT

As per Note 4 above, on May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of June 30, 2013, the Capistrano had funded Hangtown $2,250,000. Capistrano will earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for the this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well.

At any time after the completion of KMD 17-18, the Company has the right, but not the obligation, to convert the capital it has contributed to Hangtown into equity of Hangtown at the greater of either $3.75 per share or the most recent per share valuation which Hangtown has accepted and received capital for. If the Company converts its interest into equity of Hangtown, the Company shall not have any rights or interest in the KMD 17-18 well or any additional wells as the Drilling and Participation Agreement will effectively terminate.

NOTE 9. INCOME TAXES

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

The Company currently has net operating loss carry forwards aggregating $3,943,147 and $3,605,263 as at June 30, 2013 and December 31, 2012, respectively, which expire through 2029. The deferred tax asset as of December 31, 2012 of $406,799 related to the carry forwards has been fully reserved.

NOTE 10. COMMON STOCK

On May 16, 2012, the Company was to issue 80,000,000 shares to repay an $80,000 promissory note. Only 60,000,000 of these shares had been issued as of June 30, 2013, $20,000 is included as common shares payable.

Also on May 16, 2012, the Company issued 20,000,000 shares to management for services rendered. The fair market value of the Company shares at the time of issue was $0.10 per share. Consequently, value attributed to these shares was as follows:

Name	# of Shares	Value Attributed
Harpreet Sangha	10,000,000	$1,000,000
Craig Alford	6,500,000	$650,000
Herminder Rai	3,500,000	$350,000
Total	10,000,000	$2,000,000

On May 15, 2013, the Company increased its authorized capital from 100,000,000 shares of $0.001 common stock to 150,000,000 shares of $0.001 common stock.

NOTE 11. SHARES PAYABLE

On June 5, 2013, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC for twelve months. The Agreement calls for monthly payments of $2,000 which will be accrued until the Company is cash flow positive, at which time monthly payments will increase to $7,000. The Company is in the process of issuing 375,000 shares, and must issue an additional 375,000 on December 5, 2013. Given the market price of $0.33 as of June 5, 2013, the Company has valued the shares at $123,750 and has expensed this value.

On June 7, 2013, the Company entered into an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for six months. The Company is in the process of issuing 750,000 shares,. Given the market price of $0.355 as of June 7, 2013, the Company has valued the shares at $266,250 and has expensed this value.

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

During the year ended December 31, 2010 the company incurred an accretion expense of $235,000 for the net present value cost of plugging all its oil wells upon the ending of the useful life of the wells. Due to the sale of some of the company’s mineral leases and oil wells during 2012, the company was able to reduce its ARO liability to $122,484. With the sale of the balance of the Company’s Ark-La-Tex mineral leases on June 12, 2013, the ARO liability has been reduced to nil.

NOTE 13. SUBSEQUENT EVENTS

During August 2013, 1,125,000 shares of common stock was issued related to the previously recorded Common Shares payable of a $390,000. Related to these contracts an additional 375,000 shares were issued. There are no other subsequent events through the date of the issuance of the financial statements that would warrant further disclosures.

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

PLAN OF OPERATION

Rango Energy Inc. is an independent energy company engaged in the acquisition, exploration and development of oil and natural gas properties in North America. On May 27, 2013, the Company entered into a Drilling and Participation Agreement with Hangtown Energy, Inc. (“Hangtown”). Hangtown owns approximately 12,000 acres of oil and gas rights located in three separate oil field in South and Central California. Under this Agreement, the Company will provide 100% of the development costs for an initial program of 2 wells per project area, and will receive 100% of the production cash flow until payback is achieved. After payback, the Company's working interest will revert to 75% for the life of the 6 wells. Further to the initial development program the Company and Hangtown Energy will continue to develop the Project areas equally and jointly to maximize production at each site.

In order to focus on our Hangtown opportunity, on June 12, 2013, we disposed of our operations in the ArkLaTex region for $10 plus the assumption of liabilities. We also cancelled the First Pacific Joint Venture. We recognized a gain of $128,755.

RESULTS OF OPERATIONS

We have acquired oil and natural gas properties in three separate oil field in South and Central California. During June 2013, we commenced drilling the KMD 17-18 well. Currently we have drilled approximately 8,000 feet of a planned 12,000 foot well. As of June 30, 2013 Capistrano has advanced $2.25 million to Hangtown to cover draw requests on the drilling.

In our discontinued assets, since the date of our inception, January 31, 2007, we have generated $744,939 in oil revenues and $336,255 in gain on the sale of a non-core property. Over the three months ending June 30, 2013 (Q2-13) and June 30, 2012 (Q2-12) we have generated $56,088 and $41,241, respectively, in oil and gas revenue. Over the six months ending June 30, 2013 (YTD-13) and June 30, 2012 (YTD-12) we have generated $132,024 and $104,573, respectively in oil and gas revenue.

In continuing operations we incurred expenses in Q2-13 of $467,269 as compared to $2,000,768 for Q2-12. Of the expenses $390,000 was due to the valuation of shares issued for consulting purposes for the 3 months ended June 30, 2013, and $2 million of the operating expenses was due to the value attributed to shares which were issued to management for the 3 months ended June 30, 2012.

In YTD-13 we incurred expenses of $475,150 a decrease from $2,009,751 in YTD-12. For the six month period ended June 30, 2013, $390,000 was due to the valuation of shares issued for consulting purposes for the 6 months ended June 30, 2013, and $2 million of the operating expenses was due to the value attributed to shares which were issued to management for the 6 months ended June 30, 2012. In the first six months of 2012, the Company had an interest expense of $83,840. The bulk of our other operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties.

SELECTED FINANCIAL INFORMATION

	30-Jun-13	31-Dec-12
Current Assets	$-	$-
Total Assets	$-	$255,168
Total Liabilities	$182,242	$492,815

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had a bank overdraft of $27 and a working capital deficit of $182,242. We have received a commitment under a financial participation agreement to fund up to $6.5 million for drilling costs on our California properties. If we are successful in our drilling efforts we expect to raise additional capital to finance our exploration programs. During the three and six months ended June 30, 2013, the Company had a gain on the sale of lease obligations of $128,255. During the three and six months ended June 30, 2012 we issued 1,125,000 shares to consultant for services; in addition, 80,000,000 shares to settle $80,000 in indebtedness and 20,000,000 shares valued at $2 million to new management.

OFF-BALANCE SHEET ARRANGEMENTS

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of June 30, 2013, the Capistrano had funded Hangtown $2,250,000 of the $6,500,000 commitment. Capistrano will earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for the this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description of Exhibit
Number

3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007

3.2	Bylaws - – Filed by Form SB-1 on March 30, 2007

10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10-2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10-3	Drilling and Participation Agreement filed on May 27, 2013 and has been incorporated herein by reference.

10-4	Farmout and Acquisition Agreement filed on May 17, 2012 and has been incorporated herein by reference.

10.5	Drilling and Participation Agreement filed on May 27, 2013 and has been incorporated herein by reference.

10.6	Consulting Agreement filed on June 7, 2013 and has been incorporated herein by reference.

10.7	Asset Transfer and Liability and Assumption Agreement filed on June 12, 2013 and has been incorporated herein by reference.

10.8	Consulting Agreement filed on July 15, 2013 and has been incorporated herein by reference.

10.9	Financial Participation Agreement filed on August 6, 2013 and has been incorporated herein by reference.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed herewith

32.1

Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith

32.2

Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith

33.0	XBRT Report

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2013

Signature	Title	Date
---------	-----	----

By: /s/Harpreet Sangha	Chief Executive Officer and	August 19, 2013
-------------------------	Director
Harpreet Sangha

By: /s/Herminder Rai	Chief Financial Officer and	August 19, 2013
-------------------------	Director
Herminder Rai