Form 10-Q
period 2013-09-30
Rango Energy, Inc.
filed 2013-11-18
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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
Yes [X] No [   ]

We had a total of 102,588,543 shares of common stock issued and outstanding at November 18, 2013

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Transitional Small Business Disclosure Format:
Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

RANGO ENERGY INC.
(an Exploration Stage Company)
INTERIM BALANCE SHEETS

	September 30,
	2013	December 31, 2012
	(unaudited)
ASSETS
Cash	$2,048	$1,668
Assets Disposed
Cash	-	232,500
Accounts receivable	-	21,574
Total Assets	$2,048	$255,742

LIABILITIES
Current Liabilities
Related Party Loan	$145,422	$38,580
Deferred Gain	-	250,000
Accounts payable and accrued liabilities	131,781	81,751
Total Current Liabilities	277,203	370,331

Long Term Liabilities
ARO Obligation	-	122,484
Total Liabilities	277,203	492,815

STOCKHOLDERS' EQUITY
Common Stock, authorized 1,000,000,000 par value $0.001. Issued and outstanding as of September 30, 2013: 102,588,543 and December 31, 2012: 101,088,543 shares	102,589	101,089
Additional Paid in Capital	3,783,146	3,264,298
Accumulated comprehensive income	2,803	2,803
Deficit accumulated during exploration stage	(4,163,693)	(3,605,263)
Total Stockholders' Deficit	(275,155)	(237,073)

Total Liabilities and Stockholders' Deficit	$2,048	$255,742

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY INC.
(an Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(unaudited)

					From date of
					inception
	Nine Months Ended		Three Months Ended		January 31,
	September 30,		September 30		2007 to
					September 30,
	2013	2012	2013	2012	2013
		(restated)
REVENUES
Oil Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

EXPENSES

Accounting and Professional Fees	71,218	20,426	55,506	12,700	342,766
Office and Administration	620,594	2,002,900	206,949	875	2,750,368
Total Expenses	691,812	2,023,326	262,455	13,575	3,093,134
NET INCOME (LOSS) FROM OPERATIONS	(691,812)	(2,023,326)	(262,455)	(13,575)	(3,093,134)
Other Income and Expenses
Loss on conversion of debt	-	-	-	-	(340,032)
Net Interest Income (Expense)	(6,598)	(84,762)	(3,883)	(922)	(36,890)
Total Other Income and Expenses	(6,598)	(84,762)	(3,883)	(922)	(376,922)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(698,410)	(2,108,088)	(266,338)	(14,497)	(3,470,056)
Gain (Loss) on Discontinued Operations	139,980	2,777	-	17,240	(693,637)

NET INCOME (LOSS)	(558,430)	(2,105,311)	(266,338)	2,743	(4,163,693)
Total Comprehensive income (loss)	$(558,430)	$(2,105,311)	$(266,338)	$2,743	$(4,163,693)

Basic and diluted net income (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.01)	$(0.05)	$(0.00)	$(0.00)
Basic and diluted loss per share from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)

Basic and diluted loss per share	$(0.00)	$(0.10)	$(0.00)	$(0.00)

Weighted average # of shares outstanding	101,221,785	41,088,543	101,483,923	40,648,983

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY INC.
(an Exploration Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

			From date
			of inception
			January 31,
	Nine Months Ended September 30,		2007 to
			September
	2013	2012	30, 2013
		(restated)
OPERATING ACTIVITIES

Net income (loss) for the period	$(558,430)	$(2,105,311)	$(4,163,693)
Adjustment for non-cash expenses
Payment of services with shares	513,750	2,000,000	2,588,750
Impairment Loss	-	-	605,840
Foreign exchange gain (loss)	-	-	2,803
Amortization of Discount on Conversion of Note	-	80,000	80,000
Imputed interest - related party	6,597	4,762	36,889
Gain on sale of oil leases	(128,255)	-	(128,255)
Accretion expense	-	-	89,484
Loss on conversion of debt	-	-	260,032
Change in:
Accounts Receivable	21,574	(10,213)	-

Accounts payable and accrued liabilities	51,234	13,057	185,171
Cash used in operating activities	(93,530)	(17,705)	(442,979)

INVESTING ACTIVITIES
Disposition of oil and gas interest	(244,229)	-	(524,500)
Cash used in Investing Activities	(244,229)	-	(524,500)

FINANCING ACTIVITIES
Capital stock issued	-	-	445,785
Loan payable – related party	-	-	4,157
Loan Payable	105,639	17,120	519,585
Cash from Financing Activities	105,639	17,120	969,527
INCREASE (DECREASE) IN CASH FOR PERIOD	(232,120)	(585)	2,048
Cash, beginning of period	234,168	233,085	-
Cash, end of period	$2,048	$232,500	$2,048

Cash paid for interest	$-	$-	$-

Cash paid for income tax	$-	$-	$-

Shares paid for Services	$-	$-	$-

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY INC.
(an Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2013
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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $4,163,693 for the period from January 31, 2007 (inception) to September 30, 2013 and has generated revenues of $736,440 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended September 30, 2013 is not necessarily indicative of the operating results for the full year.

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

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. At September 30, 2013 the amount was $nil and December 31, 2012, the ARO $122,484 is included in liabilities.

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the nine months ended September 30, 2013, the Company has issued 1,500,000 shares for investor relations services valued at $513,750; during the year ended December 31, 2012, the Company issued 20,000,000 shares to the Company’s officers and directors for services value at $2,000,000. The shares issued were valued at $0.010 per share which is based on the fair market value on the date of grant.

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2013, the Company had no potentially dilutive shares.

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

Fair Value Measurement at September 30, 2013
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$-
	$-	$-	$-

	Fair Value Measurement at December 31, 2012
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$122,484
	$-	$-	$122,484

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter ended September 30, 2013 and the year ended December 31, 2012.

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

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

The following table presents the impact of the financial statement adjustment on our previously reported statement of operations for the nine months ended September 30, 2012:

	For the Nine Months Ended September 30, 2012
	Previously Reported	Adjustments	As Restated
REVENUES
Oil Revenues	$-	$-	$-
Total Revenues	-	-	-
EXPENSES
Accounting and Professional
Fees	20,426		20,426
Office and Administration	2,002,900		2,002,900
Total Expenses	2,023,326	-	2,023,326
Net Operating Income (Loss)	(2,023,326)	-	(2,023,326)
Other income and expenses
Net interest income (expense)	(84,762)		(84,762)
Net Income (Loss) from continuing operations	(2,108,088)	-	(2,108,088)
Net income (loss) from discontinued operations	13,199	(10,442)[a]	2,757
Net Income (loss)	$(2,094,889)	$(10,442)[a]	$(2,105,331)
Other Comprehensive (Loss)	-	-	-
Total Comprehensive (Loss)	$(2,094,889)	$(10,442)[a]	$(2,105,331)

Basic and diluted (loss) per share	$(0.05)		$(0.05)
Weighted average # of shares outstanding	41,088,543		41,088,543

a The Company has restated its previously issued finance statements for matters related to the overstatement of revenue in the nine months ended September 30, 2012 by $19,939 and the overstatement of operating expenses in the nine months ended September 30, 2012 by $9,497. The net impact reduced net income for the three months ended September 30, 2012 by $10,442 from a net loss of $2,094,889 to the restated amount of a net loss of $2,105,331.

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

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of September 30, 2013, the Capistrano had funded Hangtown $2,250,000. Capistrano will earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for the shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well. As the Well has not been completed as of the date of this filing, no assets have been recorded by the Company.

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

First Pacific Oil and Gas Ltd. Joint Venture

On May 24, 2012, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2013. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. On June 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500. On June 12, 2013, the Company sold these properties under an Assets Transfer and Liability Assumption Agreement for $10 and assumption of liabilities to a non-related party. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 is also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

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

On June 12, 2013, the Company sold these properties under an Assets Transfer and Liability Assumption Agreement for $10 and assumption of liabilities to a non-related party. The sale resulted in a gain of $110,755, which include a decrease to $nil on the Company’s Asset Retirement Obligation of $122,484 (December 31, 2012).

NOTE 5. GAIN (LOSS) ON DISCONTINUED OPERATIONS

On June 12, 2013, the Company sold the Arkansas Lease properties under an Asset Transfer and Liability Assumption Agreement for $10 and assumption of liabilities to a non-related party. The Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

The result of discontinued operations is a net income of $139,980 and net loss of $7,685 for the nine month period ending September 30, 2013 and 2012, respectively.

NOTE 6. RELATED PARTY

The Company has received advances from Harpreet Sangha of $131,104 as of September 30, 2013 ($26,820 – December 31, 2012), from Sam Sangha of $1,445 ($nil – December 31, 2012), and owes Herminder Rai $5,491. Previous management advanced the Company $7,472 as of September 30, 2013 and December 31, 2012. The total due to related party as of September 30, 2013 and December 31, 2012 is $145,422 and $38,580, respectively. These advances have no interest, are unsecured with no specific terms of repayment. Imputed interest equaled $6,598 ($1,704 for the year ended December 31, 2012).

On May 16, 2012, 20,000,000 shares were issued to Harpreet Sangha, President; Craig Alford, Vice-president, and Herminder Rai, Chief Financial Officer. The market value of the shares at the time of issue was $0.10 per share. Consequently, consulting fees of $2,000,000 were charged.

NOTE 7. CONVERTIBLE NOTE

On January 15, 2012, a convertible note loan from High Rig Resources Group Ltd., was secured for $80,000. The note had a maturity date of April 15, 2013 with no stated interest rate. The promissory note is convertible into the Company’s common stock at a rate of $0.001 per share. The company imputed interest based on 15% and recorded a total of $3,058 to additional paid-in capital as of September 30, 2013. The Company evaluated this convertible note for derivative liability treatment noting that if the shares were converted at a fixed price of $0.001 per share, and the principal value of $80,000, this would result in 80,000,000 shares which is 53% of the authorized share count; therefore, the number of shares is determinate and the note is not considered a derivative liability. In addition, the Company evaluated this convertible note for a beneficial conversion feature noting that the conversion price of $0.001 which is below the market price on the date of the note. Based on calculation, a total discount of $80,000 was recorded. During the period, the note was fully converted, therefore, the total discount of $80,000 was fully amortized as of period ended September 30, 2013.

NOTE 8. FINANCIAL PARTICIPATION AGREEMENT

As per Note 4 above, on May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of September 30, 2013, the Capistrano had funded Hangtown $2,250,000. Capistrano will earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for the this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well.

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

The Company currently has net operating loss carry forwards aggregating $1,206,963 and $1,662,283 as at September 30, 2013 and December 31, 2012, respectively, which expire through 2029. The deferred tax asset as of September 30, 2013 of $422,437 related to the carry forwards has been fully reserved.

NOTE 10. COMMON STOCK

On May 16, 2012, the Company was to issue 80,000,000 shares to repay an $80,000 promissory note. Only 60,000,000 of these shares had been issued as of September 30, 2013, $20,000 is included as common shares payable.

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

On June 5, 2013, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC for twelve months. The Agreement calls for monthly payments of $2,000 which will be accrued until the Company is cash flow positive, at which time monthly payments will increase to $7,000. The Company has issued 750,000 shares. Given the market price of $0.33 as of June 5, 2013, the Company has valued the shares at $247,500 and has expensed this value.

On June 7, 2013, the Company entered into an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for nine months. The Company has issued 750,000 shares. Given the market price of $0.355 as of June 7, 2013, the Company has valued the shares at $266,250 and has expensed this value.

NOTE 11. ASSET RETIREMENT OBLIGATION

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

NOTE 12. SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Hangtown commenced drilling the KMD 17-18 well. Currently Hangtown has drilled approximately 8,000 feet of a planned 12,000 foot well. As of September 30, 2013 Capistrano has advanced $2.25 million to Hangtown to cover draw requests on the drilling.

In our discontinued assets, since the date of our inception, January 31, 2007, we have generated $736,440 in oil revenues. Over the three months ending September 30, 2013 (Q3-13) and September 30, 2012 (Q3-12) we have generated $nil and $73,483, respectively, in oil and gas revenue. Over the nine months ending September 30, 2013 (YTD-13) and September 30, 2012 (YTD-12) we have generated $132,024 and $157,171, respectively in oil and gas revenue.

In continuing operations we incurred expenses in Q3-13 of $262,455 as compared to $13,575 for Q3-12. Of the expenses $123,750 was for 375,000 shares paid for investor relations contract, the balance was due to the proposed acquisition of certain oil and gas assets.

In YTD-13 we incurred expenses of $691,812 a decrease from $2,023,326 in YTD-12. For the nine month period ended September 30, 2013, $513,750 was due to the valuation of shares issued for consulting purposes for the 9 months ended September 30, 2013, and $2 million of the operating expenses was due to the value attributed to shares which were issued to management for the 9 months ended September 30, 2012. In the first nine months of 2012, the Company had an interest expense of $84,762. The bulk of our other operating expenses were incurred in connection with the improvement, expenses, and maintenance of our oil producing properties.

SELECTED FINANCIAL INFORMATION

	30-Sep-13	31-Dec-12
Current Assets	$2,048	$255,742
Total Assets	$2,048	$255,742
Total Liabilities	$277,203	$370,331

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had a bank balance of $2,048 and a working capital deficit of $275,155. We have received a commitment under a financial participation agreement to fund up to $6.5 million for drilling costs on our California properties. If we are successful in our drilling efforts we expect to raise additional capital to finance our exploration programs. During the three and nine months ended September 30, 2013, the Company had a gain on the sale of lease obligations of $128,255. During the nine months ended September 30, 2013 we issued 1,500,000 shares valued at $513,750 to consultant for services. During the nine months ended September 30, 2012, on May 16, 2012 we issued 80,000,000 shares to settle $80,000 in indebtedness and 20,000,000 shares valued at $2 million to new management.

OFF-BALANCE SHEET ARRANGEMENTS

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of September 30, 2013, the Capistrano had funded Hangtown $2,250,000 of the $6,500,000 commitment. Capistrano will earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for the this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

Date: November 18, 2013

Signature	Title	Date

By: /s/Harpreet Sangha	Chief Executive Officer and	November 18, 2013
Harpreet Sangha	Director

By: /s/Herminder Rai	Chief Financial Officer and	November 18, 2013
Herminder Rai	Director

