Form 10-K
period 2013-12-31
Rango Energy, Inc.
filed 2014-04-15
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Commission file number 000-53253

RANGO ENERGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-8387017
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 S. Zang Blvd. Suite 812
Dallas, Texas 75208, USA
(Address of Principal Executive Offices & Zip Code)

858-210-0236
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [   ] No [ X ]

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

Large accelerated filer [ ]	Accelerated filer	Non-accelerated filer [ ]	Smaller reporting company [ X ]
	[ ]	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on a closing price was approximately $35,035,422 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Bulletin Board).

As of April 14, 2014, the registrant had 107,191,043 shares of common stock issued and outstanding.

Part I

Item 1. Business

Summary

COMPANY OVERVIEW

Rango Energy Inc. is an independent energy company engaged in the acquisition, exploration and development of oil and natural gas properties in North America. On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as “Innex JV”) for the 8 properties in California and Texas. As of March 31, 2014, the Company has funded the Innex JV $465,000 and is in default of the Innex JV.

On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as “Innex JV”) for the following projects (1) The Kettleman Dome Project (“KDEP”); (2) the Kettlemen Middle Dome McAdams (“KMDM”), (3) East Elk Hills (“EEH”), (4) South Tapo Canyon (“STC”); (5) Eel River; (6) the Oklahoma (“OK”), (7) the Kettledome Middledome Shallow (“KMDS” and (8) the West Side Joint Venture (“USJV”) . Under the terms of this Innex JV, the Company has the right to earn a 50% working interest in each well in which the Company funds. In order to maintain Innex JV, the Company must fund one well in each of the aforementioned projects or risk losing the right to fund. The Company must also fund Innex JV general and administrative costs of $40,000 per month.

The first quarter budget is approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV by March 15, 2014. On April 1, the Company announced that it is divesting itself of the Innex JV.

On May 27, 2013, the Company entered into a Drilling and Participation Agreement with Hangtown Energy, Inc. (“Hangtown”). Hangtown owns approximately 12,000 acres of oil and gas rights located in three separate oil field in South and Central California. Under this Agreement, the Company will provide 100% of the development costs for an initial program of 2 wells per project area, and was to receive 100% of the production cash flow until payback is achieved. After payback, the Company's working interest was to revert to 75% for the life of the 6 wells. Further to the initial development program the Company and Hangtown Energy will continue to develop the Project areas equally and jointly to maximize production at each site.

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

On December 16, 2013 cancelled its Drilling and Participation Agreement with Hangtown.

In order to focus on our Hangtown opportunity, on June 12, 2013, we disposed of our operations in the ArkLaTex region for $10 plus the assumption of liabilities. We also cancelled the First Pacific Joint Venture. We recognized a gain of $128,755.

The Company filed its articles of incorporation with the Nevada Secretary of State on January 31, 2007. On May 26, 2012, Mr. Fitzgerald resigned as Director and President, and Charles Paul George replaced him as President and Director. On June 14, 2012, Mr. Harpreet Sangha was appointed as Director and Chairman and Mr. Chuck Bingle was appointed Director. On August 3, 2012 Mr. Chuck Bingle resigned as a Director. On January 16, 2014, Mr. Bob Farrell was appointed as Chief Executive Officer.

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

On May 24, 2011 the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific paid the Company $50,000 within 21 days of the Agreement date; will pay $200,000 within 45 days of the Agreement date; and will pay $800,000 on or before 6 months of the Agreement date. The initial $250,000 has been paid, however the $800,000 has been delayed by mutual verbal agreement until June 30, 2013. The $250,000 received from First Pacific has been recorded as deferred gain. None of the twelve wells are currently producing. The Company title to 50% ownership does not vest with First Pacific until the Company receives the $800,000. On September 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

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

On August 6, 2013, the Company issued 1,500,000 under investor relations agreements with two separate companies. The market value of the shares at the time of issue was $0.165 per share. Consequently $247,500 has been charged to expenses.

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

On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2013. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. On September 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

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

EMPLOYEES

The Company appointed Harpreet Sanga as Chief Executive Officer and Director, and Herminder Rai as Chief Financial Officer in 2012 to dispose of the Arkansas and Louisiana properties and commence work on the Hangtown Properties. Any other work is performed by contractors as required by the company.

On April 1, 2014, Herm Rai resigned from the Company as Chief Financial Officer. Harp Sangha will act as interim Chief Financial Officer until a new officer is appointed.

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

We have accrued accumulated net losses of 4,403,404 for the period from inception (January 31, 2007) to December 31, 2013, and have revenues of $744,939 to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Item 2. Properties

We currently do not own any physical property or own any real property. Our principal executive office is located at 400 S. Zang Blvd. Suite 812, Dallas, Texas 75208.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock is listed for trading under the symbol “RAGO”. The following sets for the range of highs and low trades for the periods indicated.

Year Ended December 31, 2012	Low	High
Q1 – Quarter Ended March 31, 2012	$0.40	$0.15
Q2 – Quarter Ended June 30, 2012	0.40	0.04
Q3 – Quarter Ended September 30, 2012	0.45	0.07
Q4 – Quarter Ended December 31, 2012	0.35	0.10

Year Ended December 31, 2013
Q1 – Quarter Ended March 31, 2013	$0.15	$0.05
Q2 – Quarter Ended June 30, 2013	0.40	0.05
Q3 – Quarter Ended September 30, 2013	0.44	0.14
Q4 – Quarter Ended December 31, 2013	0.18	0.09

(b) Our Stockholders

As of the date of this report we have approximately 90 shareholders of record.

(c) Our Dividend Policy

We have paid no cash dividends and have no outstanding options.

(d) Securities Authorized to be Issued Under our Equity Compensation Plans

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

Item 6. Selected Financial Information

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have yet to generate enough revenues to achieve profitability.

Results of Operations

On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as “Innex JV”) for the following projects (1) The Kettleman Dome Project (“KDEP”); (2) the Kettlemen Middle Dome McAdams (“KMDM”), (3) East Elk Hills (“EEH”), (4) South Tapo Canyon (“STC”); (5) Eel River; (6) the Oklahoma (“OK”), (7) the Kettledome Middledome Shallow (“KMDS” and (8) the West Side Joint Venture (“USJV”) . Under the terms of this Innex JV, the Company has the right to earn a 50% working interest in each well in which the Company funds. In order to maintain Innex JV, the Company must fund one well in each of the aforementioned projects or risk losing the right to fund. The Company must also fund Innex JV general and administrative costs of $40,000 per month.

The first quarter budget is approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV by March 15, 2014. On April 1, the Company announced that it is divesting itself of the Innex JV.

On May 27, 2013, the Company entered into a Drilling and Participation Agreement with Hangtown Energy, Inc. (“Hangtown”). Hangtown owns approximately 12,000 acres of oil and gas rights located in three separate oil field in South and Central California. Under this Agreement, the Company will provide 100% of the development costs for an initial program of 2 wells per project area, and was to receive 100% of the production cash flow until payback is achieved. After payback, the Company's working interest was to revert to 75% for the life of the 6 wells. Further to the initial development program the Company and Hangtown Energy will continue to develop the Project areas equally and jointly to maximize production at each site.

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

On December 16, 2013 cancelled its Drilling and Participation Agreement with Hangtown.

On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2013. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. On September 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

We have generated limited revenues to date. In the discontinued operations with respect to First Pacific, in the year ending December 31, 2013 we generated $132,024 as compared to $227,660 in 2012. Our net income from discontinued operations was $139,980 as compared to net loss ($9,540) in 2012.

We incurred net loss from continuing operations of $924,207 for the year ending December 31, 2013 as compared to $2,023,182 for the year ended December 31, 2012. Consulting fees were $707,281 (mostly due to 1,500,000 shares being issued to consultants valued at $513,750 during the year down from over $2 million due to 20,000,000 shares issued to management. Due to legal expenses associated with the disposition of the Arklatex assets, the Hangtown Agreement, and the Innex JV, professional fees increased to $160,850 as compared to $16,700 in 2012.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only begun generating revenues and there is no assurance we will ever reach profitability. We have generated minimal revenues to date.

The following table provides selected financial data about our company for the years ended December 31, 2013 and 2012.

Balance Sheet Data:	12/31/12	12/31/12
Cash	$203	$234,168
Total assets	$203	$255,742
Total liabilities	$507,753	$492,815
Deferred Gain	$-	$250,000
Shareholders' deficit	$507,550	$(237,073)

Liquidity and Capital Resources

Our cash balance at December 31, 2013 was $203 with outstanding liabilities of $507,753 as compared with a cash balance at December 31, 2012 of $234,168 with outstanding liabilities of $492,815. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Plan of Operation

Our cash balance is $203 and $234,168 as of December 31, 2013 and 2012, respectively. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have generated limited revenue from discontinued operations of $744,939 since inception.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues to date. There is no assurance we will ever reach profitability.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rango Energy, Inc.

We have audited the accompanying consolidated balance sheets of Rango Energy, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the each of the twelve month periods then ended, and for the period from re-entry to the development stage (October 1, 2013) until December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rango Energy, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

As discussed in Note 3 to the financial statements, the 2012 financial statements have been restated to correct errors in the financial statements.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2014

RANGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current
Cash	$203	$1,668
Assets Held for sale:
Cash	-	232,500
Accounts Receivable	-	21,574
Total Assets	$203	$255,742

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$220,400	$86,039
Related party accounts payable	35,560	-
Notes payable – related party	251,793	34,292
Current Liabilities Held for Sale	-	250,000
Total Current Liabilities	507,753	370,331

Long Term Liabilities Held for Sale:
ARO Obligation	-	122,484
Total Long Term Liabilities Held for Sale	-	122,484
Total Liabilities	507,753	492,815

STOCKHOLDERS' (DEFICIT)
Common Stock, authorized 150,000,000 shares, $0.001 par value, 102,588,543 and 101,088,543 issued and outstanding as of December 31, 2013 and 2012, respectively)	102,589	101,089
Additional Paid in Capital	3,790,462	3,264,298
Accumulated Other Comprehensive Income	2,803	2,803
Deficit accumulated before re-entry to the the development stage	(4,163,692)	(3,605,263)
Accumulated deficit after re-entry to the development stage	(239,712)	-
Total Stockholders' (Deficit)	(507,550)	(237,073)

Total Liabilities and Stockholders' (Deficit)	$203	$255,742

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			From Re-Entry to
			Development
			Stage (October 1,
	Year Ended		2013) to
		December 31,	December 31,
	December 31,	2012	2013
	2013	(restated)

REVENUES
Oil Revenues	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Accounting and Professional Fees	160,850	16,700	89,633
Consulting Fees	707,281	2,001,874	119,854
Office and Administration	56,076	4,608	22,909
Total Expenses	924,207	2,023,182	232,396
Net Income (Loss) from operations	(924,207)	(2,023,182)	(232,396)
Other Income and Expenses
Loss on conversion of debt	-	(80,000)	-
Interest Income (Expense)	(13,914)	(4,762)	(7,316)
Total Other Income and Expenses	(13,914)	(84,762)	(7,316)
Net Income (Loss) from Continuing Operations	(938,121)	(2,107,944)	(239,712)
Gain (loss) on Discontinued Operations	139,980	(9,540)	-
NET INCOME (LOSS)	(798,141)	(2,117,484)	(239,712)
Total Comprehensive income (loss)	$(798,141)	$(2,117,484)	$(239,712)

Basic and diluted income per share from discontinued operations	0.001	(0.00)
Basic and diluted income per share from continuing operations	($ 0.01)	($ 0.05)

Weighted average # of shares outstanding	101,692,981	41,088,543

The Accompanying notes are integral part of these financial statements.

RANGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
for the Years Ended December 31, 2013 and 2012 (Restated)

					Accumulated	Accumulated
					Deficit	Deficit
				Accumulated	Before Re-	After Re-
	Common Stock			Other	Entry to the	Entry to the
			Paid in	Comprehensive	Development	Development	Total
	Shares	Amount	Capital	Income	Stage	Stage	Equity

Balance, December 31, 2011	1,088,543	1,089	1,199,536	2,803	(1,487,779)	-	(284,351)
Stock issued for conversion of debt, May 26, 2012	80,000,000	80,000					80,000
Beneficial conversion feature			80,000				80,000
Stock issued for compensation	20,000,000	20,000	1,980,000				2,000,000
Imputed interest			4,762				4,762
Income(Loss) for period					(2,117,484)		(2,117,484)
Balance, December 31, 2012 (restated)	101,088,543	101,089	3,264,298	2,803	(3,605,263)	-	(237,073)
Stock issued for compensation	1,500,000	1,500	512,250				513,750
Imputed Interest			13,914				13,914
Net loss prior to re-entry to the development stage					(558,429)		(558,429)
Net loss after re-entry to the development stage						(239,712)	(239,712)
Balance, December 31, 2013	102,588,543	$102,589 $	$3,790,462	$2,803	$(4,163,692)	$(239,712)	$(507,550)

The Accompanying notes are integral part of these financial statements

RANGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From Re-
			Entry to
			Development
			Stage
			(October 1,
	Year Ended		2013) to
		December 31,	December
	December 31, 2013	2012(restated)	31, 2013
OPERATING ACTIVITIES
Net income (loss) for the period	$(798,141)	$(2,117,484)	$(239,712)
Adjustment for non-cash expenses
Shares issued for service	513,750	2,000,000	-
Imputed interest	13,914	4,762	7,316
Accretion expense (gain)	-	2,484	-
Amortization of Discount	-	80,000	-
Loss (Gain) on sale of oil leases	(128,255)	-	-
Change in:
Accounts Receivable	21,574	(21,274)	-
Accounts payable and accrued liabilities	134,451	25,775	118,779
Account payable – related party	35,560	-

Cash provided by (used in) operating activities	(207,147)	(25,737)	(113,617)
INVESTING ACTIVITIES
Cash paid for disposition of oil and gas interest	(11,729)	-	-
Cash returned for disposition of oil and gas interest	(232,500)	-	-
Cash provided by Investing Activities	(244,229)	-	-
FINANCING ACTIVITIES
Loan Repayment – related party	(216,466)	-	-
Loan Payable – related party	433,877	26,820	111,772
Cash from Financing Activities	217,411	26,820	111,772

INCREASE (DECREASE) IN CASH FOR PERIOD	(233,965)	1,083	(1,845)
Cash, beginning of period	234,168	233,085	2,048
Cash, end of period	$203	$234,168	203
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Transfer of accounts payable to Convertible Debt	$-	$80,000
Conversion of Debt for Shares	$-	$80,000
Beneficial Conversion Feature	$-	$80,000

The Accompanying notes are integral part of these financial statements

RANGO ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
Footnotes to the Financial Statements
For the Years Ended December 31, 2013 and 2012
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

On May 27, 2013, the Company entered into a Drilling and Participation Agreement with Hangtown Energy, Inc. (“Hangtown”). Hangtown owns approximately 12,000 acres of oil and gas rights located in three separate oil field in South and Central California. Under this Agreement, the Company will provide 100% of the development costs for an initial program of 2 wells per project area, and will receive 100% of the production cash flow until payback is achieved. After payback, the Company's working interest will revert to 75% for the life of the 6 wells. Further to the initial development program the Company and Hangtown Energy will continue to develop the Project areas equally and jointly to maximize production at each site. On December 16, 2013 the Company cancelled its Drilling and Participation Agreement with Hangtown.

On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as “Innex JV”) for the following projects (1) The Kettleman Dome Project (“KDEP”); (2) the Kettlemen Middle Dome McAdams (“KMDM”), (3) East Elk Hills (“EEH”), (4) South Tapo Canyon (“STC”); (5) Eel River; (6) the Oklahoma (“OK”), (7) the Kettledome Middledome Shallow (“KMDS” and (8) the West Side Joint Venture (“USJV”) . Under the terms of this Innex JV, the Company has the right to earn a 50% working interest in each well in which the Company funds. In order to maintain Innex JV, the Company must fund one well in each of the aforementioned projects or risk losing the right to fund. The Company must also fund Innex JV general and administrative costs of $40,000 per month.

The first quarter budget is approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV by March 15, 2014. On April 1, the Company announced that it is divesting itself of the Innex JV.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $4,403,404 for the period from January 31, 2007 (inception) to December 31, 2013 and has generated revenues of $744,939 over the same period in a discontinued operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2013 or 2012, respectively.

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at December 31, 2013 - $Nil and 2012 at $122,484 is included in liabilities.

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

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2013 and 2012:

Fair Value Measurement at December 31, 2013
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$-
	$-	$-	$-

	Fair Value Measurement at December 31, 2011
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$122,484
	$-	$-	$122,484

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2013 and 2012.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. . The guidance in ASU 2013-02 is intended to provide guidance in the reclassification of Accumulated Other Comprehensive Income to net income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have yet been issued.

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

The following table presents the impact of the financial statement adjustment on our previously reported statement of operations for the year ended December 31, 2012:

	For the Year Ended December 31, 2012
	Previously Reported	Adjustments	As Restated
REVENUES
Oil Revenues	$-	$-	$-
Total Revenues	-	-	-
EXPENSES
Accounting and Professional Fees	16,700		16,700
Office and Administration	2,006,482		2,006,482
Total Expenses	2,023,182	-	2,023,182
Net Operating Income (Loss)	(2,023,182)	-	(2,023,182)
Other income and expenses
Net interest income (expense)	(84,762)		(84,762)
Net Income (Loss) from continuing operations	(2,107,944)	-	(2,107,944)
Net income (loss) from discontinued operations	(898)	(10,442)[a]	9,544
Net Income (loss)	$(2,108,842)	$(10,442)[a]	$(2,117,484)
Other Comprehensive (Loss)	-	-	-
Total Comprehensive (Loss)	$(2,108,842)	$(10,442)[a]	$(2,117,484)

Basic and diluted (loss) per share	$(0.05)		$(0.05)
Weighted average # of shares outstanding	41,088,543		41,088,543

a The Company has restated its previously issued finance statements for matters related to the overstatement of revenue in the year ended December 31, 2012 by $19,939 and the overstatement of operating expenses in the year ended December 31, 2012 by $9,497.

NOTE 4. OIL AND GAS PROPERTIES

Innex Drilling and Participation Agreement

On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as “Innex JV”) for the following projects (1) The Kettleman Dome Project (“KDEP”); (2) the Kettlemen Middle Dome McAdams (“KMDM”), (3) East Elk Hills (“EEH”), (4) South Tapo Canyon (“STC”); (5) Eel River; (6) the Oklahoma (“OK”), (7) the Kettledome Middledome Shallow (“KMDS” and (8) the West Side Joint Venture (“USJV”) . Under the terms of this Innex JV, the Company has the right to earn a 50% working interest in each well in which the Company funds. In order to maintain Innex JV, the Company must fund one well in each of the aforementioned projects or risk losing the right to fund. The Company must also fund Innex JV general and administrative costs of $40,000 per month.

The first quarter budget is approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV by March 15, 2014. On April 1, the Company announced that it is divesting itself of the Innex JV.

Hangtown Drilling and Participation Agreement

On May 27, 2013, the Company entered into a Drilling and Participation Agreement with Hangtown Energy, Inc. (“Hangtown”). Hangtown owns approximately 12,000 acres of oil and gas rights located in three separate oil field in South and Central California. Under this Agreement, the Company will provide 100% of the development costs for an initial program of 2 wells per project area, and was to receive 100% of the production cash flow until payback is achieved. After payback, the Company's working interest was to revert to 75% for the life of the 6 wells. Further to the initial development program the Company and Hangtown Energy will continue to develop the Project areas equally and jointly to maximize production at each site.

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of September 30, 2013, the Capistrano had funded Hangtown $2,250,000. Capistrano will earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well. As the Well has not been completed as of the date of this filing, no assets have been recorded by the Company.

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

On December 16, 2013 the Company cancelled its Drilling and Participation Agreement with Hangtown.

First Pacific Oil and Gas Ltd. Joint Venture

On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2013. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. On September 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

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

NOTE 5. GAIN (LOSS) ON DISCONTINUED OPERATIONS

On June 12, 2013, the Company sold the Arkansas Lease properties under an Asset Transfer and Liability Assumption Agreement for $10 to a non-related party. The Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

The result of discontinued operations is a net income of $139,980 which composed of $132,024 in revenue, gain in sale of lease of $128,255 and expense of $120,299 for the period ended December 31, 2013. The net loss of $9,540 for the period ended December 31, 2012, composed of $227,654 in revenue and expenses of $237,194.

NOTE 6 - RELATED PARTY

The advances are payable to shareholders of $287,353 and $34,292 as of December 31, 2013 and 2012, respectively. The advances are unsecured and have no terms of repayment. Imputed interest at 15% has been calculated and equaled $13,914 for the year ended December 31, 2013 ($4,762 for the year ended December 31, 2012).

During 2008, a related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $624.

As of December 31, 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $123.

On December 14, 2011, Donny Fitzgerald, the Company’s president advanced the Company $2,500. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $375. During the period, the Company advanced from a related party $1,445 for expenses. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $81.

As at December 31, 2013, Mr. Harpreet Sangha accrued a totaled $214,338 ($26,820 as at December 31, 2012) related to expenses and accrued salary. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $12,178.

As of December 31, 2013, Mr. Herminder Rai, Chief Financial Officer, has accrued a total of $28,448 for expenses and accrued salary. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $533.

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

NOTE 7 - INCOME TAXES

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

The Company currently has net operating loss carry forwards aggregating $1,574,930 and $1,162,283 as of December 31, 2013 and 2012, respectively, which expire through 2031. The deferred tax asset of $551,225 related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets	$551,225	$406,799
Valuation allowance for deferred tax assets	(551,225)	(406,799)
Net deferred tax assets	$-	$-

NOTE 8 COMMON STOCK

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

On June 5, 2013, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC for twelve months. The Agreement calls for monthly payments of $2,000 which will be accrued until the Company is cash flow positive, at which time monthly payments will increase to $7,000. As of December 31, 2013, the Company as accrued a balance of $12,000 included in account payable. The Company has issued 750,000 shares. Given the market price of $0.33 as of June 5, 2013, the Company has valued the shares at $247,500 based on the fair market value on closing on date of grant. Due to the shares being issued the Company has expensed this value.

On June 7, 2013, the Company entered into an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for nine months. The Company has issued 750,000 shares. Given the market price of $0.355 as of June 7, 2013, the Company has valued the shares at $266,250 based on fair market value on closing on date of grant. Due to the shares being issued the Company has expensed this value.

NOTE 9. ASSET RETIREMENT OBLIGATION

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

As of December 31, 2013 due to the sale of the Company’s Arklatex mineral leases and oil well, the asset retirement obligation was reduced to $Nil. As of December 31, 2012, the asset retirement obligation was $122,484.

NOTE 10 - SUBSEQUENT EVENTS

On April 1, 2014, Herm Rai resigned from the Company as Chief Financial Officer. Harp Sangha will act as interim Chief Financial Officer until a new officer is appointed.

On April 1, the Company announced that it is divesting itself of the Innex JV.

Subsequent to period ended December 31, 2013, the Company sold 4,602,500 common shares for $468,200.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)

We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As of December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Harpreet Shanga	50	Chairman/CEO, Interim CFO
Herminder Rai	42	Controller

Herm Rai - Chief Financial Officer
Mr. Rai holds a degree in Economics from Simon Fraser University. In 1997 he began his career as an investment advisor and in 2000 joined Global Securities Corporation of Vancouver, British Columbia. His interest and focus quickly turned to the natural resource sector. Mr. Rai spent 12 years cultivating relationships with like-minded investors, both retail and institutional, and joined Douglas Lake Minerals, Inc. in 2009, where he served as its Chief Financial Officer until March of 2011. During this period Mr. Rai helped to advance two project acquisitions by securing over $22 million in financing for early stage exploration and development. Mr. Rai currently serves as Rango Energy Inc.’s Chief Financial Officer. On April 1, 2014, Herm Rai resigned from the Company as Chief Financial Officer. Harp Sangha will act as interim Chief Financial Officer until a new officer is appointed.

Harp Sangha – Chairman/Chief Executive Officer/Interim CFO
Mr. Sangha has been involved in the capital markets for over 25 years. Mr. Sangha started his career as Investment Advisor in 1986 and gained his affinity for raising capital for early stage projects in the natural resource field. Mr. Sangha departed this position in March 2006 to apply his unique ability of advancing early stage projects. From April 2006 to June 2011 Mr. Sangha served as a director and as the Chief Executive Officer of Douglas Lake Minerals Inc. (OTCBB: DLKM). During his time at Douglas Lake he successfully combined his access to institutional clients with his ability to identify advanced stage natural resources projects, taking the value of the company to $240 million. Mr. Sangha has also served as Chief Executive Officer, Secretary, and as a director of Sharprock Resources Inc. (OTCBB: SHRK) where he raised capital to explore a preproduction gold project in the Kekura Region in Siberia. He joined Rango Energy, Inc. in 2012 as Chairman of the Board and Chief Executive Officer.

Term of Office

Our director is appointed to hold office until the next annual meeting of our stockholders or until their successor is elected and qualified, or until they resigns or are removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and holds office until removed by the Board.

Significant Employees

We have no significant employees other than our officer and/or directors who collectively devote approximately 60 hours per week to company matters.

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

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of

Ethical Conduct; and
·	Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending December 31, 2013:

Name	Title	Year	Annual Compensation				Long Term Compensation
			Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Charles Gray	Past President, Secretary, Director	2012	$0	$0	$0	$0	$0	$0	$0
Harpreet Sangha	Chairman, CEO/Interim CFO	2013 2012	$45,000 $0	$0 $0	$0 $1,000,000	$0 $0	$0 $0	$0 $0	$0 $0
Herminder Rai	Controller	2013 2012	$69,358 $0	$0 $0	$0 $250,000	$0 $0	$0 $0	$0 $0	$0 $0
Donny Fitzgerald	Past President, Secretary and Director	2012 2011	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $75,000
Mike P. Kurtanjek	Past - President, CEO, CFO and Director	2011	$0	$0	$0	$0	$0	$0	$0
Michael Heenan	Director	2011	$0	$0	$0	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 13, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Harpreet Sangha c/o 400 S. Zang Blvd. Suite 812 Dallas, Texas 75208, USA	10,000,000	9.7%
Common Stock	Hermander Rai c/o 400 S. Zang Blvd. Suite 812 Dallas, Texas 75208, USA	3,500,000	3.4%
Common Stock	Craig Alford c/o 400 S. Zang Blvd. Suite 812 Dallas, Texas 75208, USA	6,500,000	6.3%
Common Stock	Holders of More than 5% of Our Common Stock	0	0.0%
Common Stock	Total held by Officers, Directors and Holders of More than 5% of our Common Stock	20,000,000	15.0%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2014.

Item 13. Certain Relationships and Related Transactions

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us other than the transactions described below.

The advances are payable to shareholders of $287,353 and $34,292 as of December 31, 2013 and 2012, respectively. The advances are unsecured and have no terms of repayment. Imputed interest at 15% has been calculated and equaled $13,914 for the year ended December 31, 2013 ($4,762 for the year ended December 31, 2012).

During 2008, a related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $624.

As of December 31, 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $123.

On December 14, 2011, Donny Fitzgerald, the Company’s president advanced the Company $2,500. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $375.

During the period, the Company advanced from a related party $1,445 for expenses. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $81.

As at December 31, 2013, Mr. Harpreet Sangha accrued a totaled $214,338 ($26,820 as at December 31, 2012) related to expenses and accrued salary. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $12,178.

As of December 31, 2013, Mr. Herminder Rai, Chief Financial Officer, has accrued a total of $28,448 for expenses and accrued salary. There are no repayment terms or interest. As of December 31, 2013, the Company imputed interest at 15% resulting in an interest expense of $533.

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

Item 14. Principal Accounting Fees and Services

For the year ended December 31, 2012, the total fees charged to the company for audit services, including quarterly reviews, were $16,700

For the year ended December 31, 2013, the total fees charged to the company for audit services, including quarterly reviews, were $12,900

PART IV

Item 15. Exhibits

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2014	Rango Energy, Inc.

By: /s/ Harpreet Sangha
---------------------------------------------
Harpreet Sangha, Chairman/CEO and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2014	Rango Energy, Inc.

By: /s/ Harpreet Sangha Interim CFO
---------------------------------------------
Harpreet Sangha, Chief Financial Officer (Principal Accounting Officer)