Form 10-Q
period 2014-03-31
VERDE SCIENCE, INC.
filed 2014-05-20
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission File Number: 333-1416686

VERDE SCIENCE, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-8387017
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)

400 S. Zang Blvd. Suite 812
Dallas, Texas 75208, USA	Telephone: 858-210-0236
(Address of principal executive offices)	(Registrant's telephone number,
including area code)

RANGO ENERGY, INC.
Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 106,088,543 shares of common stock issued and outstanding at May 15, 2014.

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

VERDE SCIENCE, INC.
(formerly Rango Energy, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current
Cash	$93	$203
Total Assets	$93	$203

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$241,506	$220,400
Related party accounts payable	125,236	35,560
Notes payable – related party	228,493	251,793
Total Current Liabilities	595,235	507,753
Total Liabilities	595,235	507,753

STOCKHOLDERS' (DEFICIT)
Common Stock, authorized 150,000,000 shares, $0.001 par value, 106,088,543 and 102,588,543 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	106,089	102,589
Additional Paid in Capital	4,169,171	3,790,462
Common Stock Payable	468,200	-
Accumulated Other Comprehensive Income	2,803	2,803
Deficit accumulated before re-entry to the development stage	(4,163,692)	(4,163,692)
Accumulated deficit after re-entry to the development stage	(1,177,713)	(239,712)
Total Stockholders' (Deficit)	(595,142)	(507,550)

Total Liabilities and Stockholders' (Deficit)	$93	$203

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
(formerly Rango Energy, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			From Re-Entry to
			Development
			Stage (October 1,
	Three Months Ended		2013) to
	March 31,	March 31,	March 31,
	2014	2013	2014

REVENUES
Oil Revenues	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Accounting and Professional Fees	22,017	5,500	111,650
Consulting Fees	436,786	-	556,640
Lease Expense	465,000	-	465,000
Office and Administration	5,729	2,382	28,638
Total Expenses	929,532	7,882	1,161,928
Net Income (Loss) from operations	(929,532)	(7,882)	(1,161,,928)
Other Income and Expenses
Interest Income (Expense)	(8,469)	(1,334)	(15,785)
Total Other Income and Expenses	(8,469)	(1,334)	(15,785)
Net Income (Loss) from Continuing Operations	(938,001)	(9,216)	(1,177,713)
Gain (loss) on Discontinued Operations	-	22,959	-
NET INCOME (LOSS)	(938,001)	13,743	(1,177,713)
Total Comprehensive income (loss)	$(938,001)	$13,743	$(1,177,713)

Basic and diluted income per share from discontinued operations	0.00	0.00
Basic and diluted income (loss) per share from continuing operations	($ 0.01)	$0.00

Weighted average # of shares outstanding	106,088,543	101,088,543

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
(formerly Rango Energy, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			From Re-
			Entry to
			Development
			Stage
			(October 1,
	Three Months Ended		2013) to
	March 31,	March 31,	March 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net income (loss) for the period	$(938,001)	$13,743)	$(1,177,713)
Adjustment for non-cash expenses
Option Expense	373,740	-	373,740
Imputed interest	8,469	1,334	15,786
Change in:
Accounts Receivable	-	(2,393)	-
Accounts payable and accrued liabilities	21,107	(16,916)	139,885
Account payable – related party	61,137	-	61,137

Cash provided by (used in) operating activities	(473,548)	(4,232)	(587,165)
INVESTING ACTIVITIES
Cash provided by Investing Activities	-	-	-
FINANCING ACTIVITIES
Loan Repayment – related party	(1,357)	-	(145,079)
Loan Payable – related party	6,595	2,584	262,089
Proceeds from sale of stock	468,200	-	468,200
Cash from Financing Activities	473,438	2,584	585,210

INCREASE (DECREASE) IN CASH FOR PERIOD	(110)	(1,648)	(1,955)
Cash, beginning of period	203	234,168	2,048
Cash, end of period	$93	$232,520	93
Cash paid for interest	$-	$-	$-

NON CASH ACTIVITIES
Cashless exercise of stock options	$3,500	$-	$3,500

The Accompanying notes are integral part of these financial statements

VERDE SCIENCE, INC.
(formerly Rango Energy, Inc.)
(A DEVELOPMENT STAGE COMPANY)

Footnotes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Stated in US Dollars)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY – Verde Science, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation with the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties. On January 31, 2012, the Company changed its name from Avro Energy, Inc. to Rango Energy, Inc. On May 7, 2014, the Company changed its name from Rango Energy, Inc. to Verde Science, Inc.

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

The first quarter budget is approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV by March 15, 2014. On April 1, the Company announced that it is divesting itself of the Innex JV. During the quarter the Company made operational lease payments totalling $465,000 to the Innex JV. However, the Company could not meet the terms of the budget requirement and on April 1, 2014 the Company announced that it was divesting itself of the Innex JV.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $5,341,405 for the period from January 31, 2007 (inception) to March 31, 2014 and has generated revenues of $744,939 over the same period in a discontinued operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2014 or 2013, respectively.

ASSET RETIREMENT OBLIGATION (ARO) - The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, if the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The ARO at March 31, 2014 and December 31, 2013 - $Nil.

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

STOCK BASED COMPENSATION - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the period, the Company issued 3,500,000 shares to consultants for cashless exercise of options granted during the same period. The stock options were valued using a black scholes model, see NOTE 8.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013:

Fair Value Measurement at March 31, 2014
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$-
	$-	$-	$-

Fair Value Measurement at December 31, 2013
	Level 1	Level 2	Level 3
Liabilities
Asset Retirement Obligations	$-	$-	$-
	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2014 and year ended December 31, 2013.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements.

NOTE 3. OIL AND GAS PROPERTIES

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

The first quarter budget was approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV the budget requirements by March 15, 2014. During the quarter the Company made operational lease payments totalling $465,000 to the Innex JV. However, the Company could not meet the terms of the budget requirement and on April 1, 2014 the Company announced that it was divesting itself of the Innex JV.

Hangtown Drilling and Participation Agreement

On May 27, 2013, the Company entered into a Drilling and Participation Agreement with Hangtown Energy, Inc. (“Hangtown”). Hangtown owns approximately 12,000 acres of oil and gas rights located in three separate oil fields in South and Central California. Under this Agreement, the Company will provide 100% of the development costs for an initial program of 2 wells per project area, and was to receive 100% of the production cash flow until payback is achieved. After payback, the Company's working interest was to revert to 75% for the life of the 6 wells. Further to the initial development program the Company and Hangtown Energy will continue to develop the Project areas equally and jointly to maximize production at each site.

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of September 30, 2013, the Capistrano had funded Hangtown $2,250,000. Capistrano will earn a net resource interest of 1% for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well. As the Well has not been completed as of the date of this filing, no assets have been recorded by the Company.

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

NOTE 4. GAIN (LOSS) ON DISCONTINUED OPERATIONS

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

NOTE 5 - RELATED PARTY

The advances are payable to shareholders of $353,729 and $287,353 as of March 31, 2014 and December 31, 2013, respectively. The advances are unsecured and have no terms of repayment. Imputed interest at 15% has been calculated and equaled $8,469 for the three months ended March 31, 2014 ($1,334 for the three months ended March 31, 2013).

During 2008, a related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of March 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $156.

As of December 31, 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of March 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $31.

On December 14, 2011, Donny Fitzgerald, the Company’s president advanced the Company $2,500. There are no repayment terms or interest. As of March 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $95. During the period, the Company received advanced from a related party for $1,445 of expenses. There are no repayment terms or interest. As of March 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $54.

As at March 31, 2014, Mr. Harpreet Sangha accrued a totaled $264,575 ($214,338 as at December 31, 2013) related to expenses and accrued salary. There are no repayment terms or interest. As of March 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $8,136.

NOTE 6 COMMON STOCK

On June 5, 2013, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC for twelve months. The Agreement calls for monthly payments of $2,000 which will be accrued until the Company is cash flow positive, at which time monthly payments will increase to $7,000. As of March 31, 2014, the Company as accrued a balance of $18,000 included in account payable. The Company has issued 750,000 shares. Given the market price of $0.33 as of June 5, 2013, the Company has valued the shares at $247,500 based on the fair market value on closing on date of grant. Due to the shares being issued the Company has expensed this value.

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

On January 17, 2014 the Company entered into a Private Placement Agreement to issue up to 10,000,000 shares of Common Stock at $0.08 per share. The Company has received $468,200 by way of subscription agreements and will issue 5,852,500 shares. As of March 31, 2014, the Common Stock has not been issued and recorded as a stock payable.

During the period, the Company issued 3,500,000 common stock from cashless exercise of options granted during the same period, see NOTE 8.

NOTE 7. OPTIONS

On February 28, 2014 the Company issued 1,000,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $104,997 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 0.34% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,000,000 shares of common stock.

On February 28, 2014 the Company issued 2,250,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $104,997 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 0.34% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,250,000 shares of common stock.

On February 28, 2014 the Company issued 200,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $26,874 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 0.34% risk free rate. During the same period, the consultant exercised on a cashless basis and received 200,000 shares of common stock.

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

As of March 31, 2014 and December 31, 2013 due to the sale of the Company’s Arklatex mineral leases and oil well, the asset retirement obligation was reduced to $Nil.

NOTE 9 - SUBSEQUENT EVENTS

On April 1, 2014, Herm Rai resigned from the Company as Chief Financial Officer. Harp Sangha will act as interim Chief Financial Officer until a new officer is appointed.

On April 1, the Company announced that it is divesting itself of the Innex JV.

Subsequent to period ended March 31, 2014, the Company issued 5,852,500 common shares to satisfy $468,200 stock payable as of March 31, 2014.

Subsequent to period ended March 31, 2014, the Company’s name was changed from Rango Energy, Inc. to Verde Science, Inc.

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

PLAN OF OPERATION

The Company is an independent energy company engaged in the acquisition, exploration and development of oil and gas properties in North America. On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as “Innex JV”) for the following projects (1) The Kettleman Dome Project (“KDEP”); (2) the Kettlemen Middle Dome McAdams (“KMDM”), (3) East Elk Hills (“EEH”), (4) South Tapo Canyon (“STC”); (5) Eel River; (6) the Oklahoma (“OK”), (7) the Kettledome Middledome Shallow (“KMDS” and (8) the West Side Joint Venture (“USJV”). Under the terms of this Innex JV, the Company has the right to earn a 50% working interest in each well in which the Company funds. In order to maintain Innex JV, the Company must fund one well in each of the aforementioned projects or risk losing the right to fund. The Company must also fund Innex JV general and administrative costs of $40,000 per month.

The first quarter budget was approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV the budget requirements by March 15, 2014. During the quarter the Company made operational lease payments totalling $465,000 to the Innex JV. However, the Company could not meet the terms of the budget requirement and on April 1, 2014 the Company announced that it was divesting itself of the Innex JV.

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

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of September 30, 2013, the Capistrano had funded Hangtown $2,250,000. Capistrano will earn a net resource interest of 1% for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due will be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well. As the Well has not been completed as of the date of this filing, no assets have been recorded by the Company.

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

On December 16, 2013 cancelled its Drilling and Participation Agreement with Hangtown.

On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2013. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. On September 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 was also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

We have generated limited revenues to date. In the discontinued operations with respect to First Pacific, in the quarter ending March 31, 2014 we generated $Nil as compared to $75,936 in for the three months ended March 31, 2013. Our net income from discontinued operations was $Nil as compared to net income of $22,959 in 2013.

We incurred net loss from continuing operations of $938,001 for the quarter ended March 31, 2014 as compared to $9,216 for the quarter ended March 31, 2013. Consulting fees were $349,047 (much of it due to 3,500,000 shares being issued to consultants valued at $325,000). The $465,000 advanced to the Innex JV has been expensed in the current period.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only begun generating revenues and there is no assurance we will ever reach profitability. We have generated minimal revenues to date.

The following table provides selected financial data about our company for the three months ended March 31, 2014 and for the year ended December 31, 2013.

Balance Sheet Data:	3/31/14	12/31/13
Cash	$93	$203
Total assets	$93	$203
Total liabilities	$595,235	$507,753
Shareholders' deficit	$(595,142)	$(507,550)

Liquidity and Capital Resources

Our cash balance at March 31, 2014 was $93 with outstanding liabilities of $595,235 as compared with a cash balance on December 31, 2013 of $203 with outstanding liabilities of $507,753. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Plan of Operation

Our cash balance is $93 and $203 as of March 31, 2014 and December 31, 2013, respectively. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have generated limited revenue from discontinued operations of $744,939 since inception.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007
3.2	Bylaws- – Filed by Form SB-1 on March 30, 2007
10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.
10.2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated hereinby reference.
10.3	Farmout and Acquisition Agreement filed on May 17, 2011and has been incorporated herein by reference.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of theExchange Act and Section 1350 of Chapter 63 of Title 18 ofthe United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith.
32.2	Certification by Chief Financia lOfficer, required by Rule 13a-14(b) or Rule 15d-14(b) of theExchange Act and Section 1350 of Chapter 63 of Title 18 ofthe United States Cod of the Sarbanes-Oxley Act of 2002 filed herewith.
33.0	XBRL Report

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2013	Verde Science, Inc.

By: /s/ Harpreet Sangha
Harpreet Sangha, Chairman and Director (Principal Executive Officer)