Form 10-Q
period 2014-06-30
VERDE SCIENCE, INC.
filed 2014-09-12
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

[   ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________to ______________

Commission File Number: 333-1416686

VERDE SCIENCE, INC.
fka Rango Energy, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-8387017
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)

400 S. ZAng Blvd. Suite 812
Dallas, Texas 75208, USA	Telephone: 888-224-6039
(Address of principal executive offices)	(Registrant's telephone number,
including area code)

________________________________________________________
Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

We had a total of 130,938,543 shares of common stock issued and outstanding at September 8, 2014

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Transitional Small Business Disclosure Format: Yes [   ]      No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

VERDE SCIENCE, INC.
(fka Rango Energy, Inc.)
INTERIM BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$-	$203
Total Assets	$-	$203

LIABILITIES
Current Liabilities
Accounts payable current operations	$324,133	$220,400
Bank overdraft	44	-
Related party accounts payable	170,246	35,560
Notes payable – related party	190,702	251,793

Total Current Liabilities	685,125	507,753

Total Liabilities	685,125	507,753

STOCKHOLDERS' EQUITY
Common Stock, authorized 150,000,000 shares $0.001 par value, (125,938,543 and 102,588,543( issued and outstanding as of June 30, 2014 and December 31, 2013 respectively)	125,939	102,589
Additional Paid in Capital	5,745,859	3,790,462
Accumulated comprehensive income	2,803	2,803
Deficit	(6,559,726)	(4,403,404)
Total Stockholders' Deficit	(685,125)	(507,550)

Total Liabilities and Stockholders' Deficit	$-	$203

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
(fka Rango Energy, Inc.)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2014	2013	2014	2013
		-		-
REVENUES
Total Revenues	$-	$-	$-	$-

EXPENSES
Accounting and Professional Fees	14,248	55,506	36,263	61,006
Consulting Fees	1,184,617	390,000	1,621,404	390,000
Office and Administration	10,397	21,763	16,126	24,145
Total Expenses	1,209,260	467,269	1,673,793	475,151
NET INCOME (LOSS) FROM OPERATIONS	(1,209,260)	(467,269)	(1,673,793)	(475,151)
Other Income and Expenses
Net Interest Income (Expense)	(9,059)	(1,379)	(17,529)	(2,714)
Total Other Income and Expenses	(9,059)	(1,379)	(17,529)	(2,714)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,218,321)	(468,648)	(1,691,322)	(477,865)
Gain (Loss) on Discontinued Operations	-	117,021	(465,000)	139,980
NET INCOME (LOSS)	(1,218,321)	(351,627)	(2,156,322)	(337,885)
Total Comprehensive income (loss)	$(1,218,321)	$(351,627)	$(2,156,322)	$(337,885)
Basic and diluted loss – per share
- Continued Operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)
- Discontinued Operations	$(0.00)	$0.00	$(0.00)	$0.00
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average # of shares outstanding	110,158,821	101,088,543	106,661,886	101,088,543

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
(fka Rango Energy, Inc.)
STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended June 30,
	2014	2013

OPERATING ACTIVITIES
Net income (loss) for the period	$(2,156,322)	$(337,885)
Adjustment for non-cash expenses
Payment of services with shares	391,801	390,000
Option expense	1,101,575	-
Imputed interest - related party	17,174	2,714
Gain on sale of oil leases	-	(128,255)
Change in:
Accounts Receivable	-	21,574
Accounts payable – related party	61,146	-
Accounts payable	103,776	43,529
Cash used in operating activities	(480,850)	(8,323)

INVESTING ACTIVITIES
Purchase of mineral claims	-	(244,229)
Cash used in Investing Activities	-	(244,229)

FINANCING ACTIVITIES
Capital stock issued	468,200	-
Loan payable – related party	13,804	18,383
Principal payments on related party debt	(1,357)	-
Cash from Financing Activities	480,647	18,383

INCREASE (DECREASE) IN CASH FOR PERIOD	(203)	(234,169)
Cash, beginning of period	203	234,169
Cash, end of period	$-	$-

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
NON-CASH ACTIVITIES
Cashless exercise of stock options	$12,600	$-
Shares issued for stock payable	$-	$390,000

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
(fka Rango Energy, Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2014
(Stated in US Dollars)

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS AND HISTORY – Verde Science, Inc.. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation under the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties.

On May 27, 2013, the Company entered into a Drilling Participation Agreement on 12,000 acres on 3 separate oil fields in Central and Southern California. On June 12, 2014, the Company sold its oil and natural gas properties in the ArkLaTex region. On December 16, 2013 the Company cancelled its Drilling and Participation Agreement, See NOTE 3.

On May 7, 2014 the Company changed its name from Rango Energy, Inc. to Verde Science, Inc. The Company is currently seeking opportunities to participate in the growing marijuana business in the United States. Consequently, the Company has discontinued its oil and gas operations as of April 1, 2014.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $6,559,726 for the period from January 31, 2007 (inception) to June 30, 2014 and has generated revenues in discontinued operations of $744,939 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the period ended June 30, 2014 is not necessarily indicative of the operating results for the full year.

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

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2014 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the six months ended June 30, 2014, the Company issued 4,897,500 shares to consultants valued at $391,801. In addition the Company issued 12,600,000 shares through the exercise of cashless options valued at $1,101,575.

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2014, the Company had no potentially dilutive shares.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2014 and December 31, 2012:

Fair Value Measurement at June 30, 2014
	Level 1	Level 2	Level 3
Liabilities

Asset Retirement Obligations	$-	$-	$-

	$-	$-	$-

Fair Value Measurement at December 31, 2013
	Level 1	Level 2	Level 3
Liabilities

Asset Retirement Obligations	$-	$-	$-

	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter ended June 30, 2014 and the year ended December 31, 2013.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3. DISCONTINUED OPERATIONS

The Company is discontinuing its activities in the oil and gas industry and focusing its activities on the marijuana consulting industry. In discontinuing its oil and gas operations, the Company incurred a $465,000 loss on discontinued operations as of June 30, 2014. Historically the company value of the oil and gas properties that the company owned were expensed in accordance with Generally Accepted Accounting Principles for the industry. The Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The following is a summary of the properties which the Company discontinued.

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

The first quarter budget was approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV the budget requirements by March 15, 2014. During the quarter the Company made lease payments totalling $465,000 to the Innex JV. However, the Company could not meet the terms of the budget requirement and on April 1, 2014 the Company announced that it was divesting itself of the Innex JV.

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

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of December 31, 2013, Capistrano had funded Hangtown $2,250,000. Capistrano was to earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts were to be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rd after three years of production. Should the cash flows from the wells fail to meet the repayment commitments, the amount of any amounts due were to be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for the this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well. As the Well was not completed, no assets were recorded by the Company.

At any time after the completion of KMD 17-18, the Company had the right, but not the obligation, to convert the capital it has contributed to Hangtown into equity of Hangtown at the greater of either $3.75 per share or the most recent per share valuation which Hangtown has accepted and received capital for. If the Company converts its interest into equity of Hangtown, the Company shall not have any rights or interest in the KMD 17-18 well or any additional wells as the Drilling and Participation Agreement will effectively terminate.

On December 16, 2013 the Company cancelled its Drilling and Participation Agreement with Hangtown.

First Pacific Oil and Gas Ltd. Joint Venture

On May 24, 2012, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before June 30, 2014. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. On June 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

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

On June 12, 2013, the Company sold these properties under an Asset Transfer and Liability Assumption Agreement for $10 to a non-related party. The sale resulted in a gain of $110,755.

NOTE 4. RELATED PARTY

The advances are payable to shareholders of $ 226,785 and $ 214,338 as of June 30, 2014 and December 31, 2013, respectively. The advances are unsecured and have no terms of repayment. Imputed interest at 15% has been calculated and equaled $ 16,505 for the six months ended June 30, 2014 ($2,714 for the six months ended June 30, 2013).

During 2008, a related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of June 30 2014, the Company imputed interest at 15% resulting in an interest expense of $312.

As of December 31, 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of June 30, 2014, the Company imputed interest at 15% resulting in an interest expense of $61.

On December 14, 2011, Donny Fitzgerald, the Company’s president advanced the Company $2,500. There are no repayment terms or interest. As of June 30, 2014, the Company imputed interest at 15% resulting in an interest expense of $ 188. In addition, during the same period Company received an advance from a related party $1,445 for expenses. There are no repayment terms or interest. As of June 30, 2014, the Company imputed interest at 15% resulting in an interest expense of $108.

NOTE 5. COMMON STOCK

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

On January 17, 2014 the Company entered into a Private Placement Agreement to issue up to 10,000,000 shares of Common Stock at $0.08 per share. The Company has received $468,200 by way of subscription agreements. The 5,852,500 shares were issued on May 23, 2014.

On April 17, 2014, the Company extended an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for an additional nine months. The Company has issued 750,000 shares. Given the market price of $0.08 as April 17, 2014, the Company has valued the shares at $52,500 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On April 1, 2014 the Company issued 350,000 shares as settlement for services provided. The market value of the shares issued at $0.08 per share was approximately the invoiced amount of the services of $28,000.

On June 9, 2014 the Company issued 1,250,000 shares as settlement for services provided. The market value of the shares issued at $0.08 per share was approximately the invoiced amount of the services of $100,000.

On June 15, 2014 the Company issued 297,500 shares as settlement for services provided. The market value of the shares issued at $0.08 per share was approximately the invoiced amount of the services of $23,800.

On June 17, 2014 the Company issued 2,250,000 shares as settlement for services provided. The market value of the shares issued at $0.08 per share was approximately the invoiced amount of the services of $180,000.

NOTE 7. OPTIONS

On February 28, 2014 the Company issued 1,000,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $104,997 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,000,000 shares of common stock.

On February 28, 2014 the Company issued 2,250,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $241,869 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,250,000 shares of common stock.

On February 28, 2014 the Company issued 250,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $26,874 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 250,000 shares of common stock.

On April 17, 2014 the Company issued 1,900,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $151,965 under the following assumptions: $0.08 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,900,000 shares of common stock.

On April 17, 2014 the Company issued 2,200,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $175,960 under the following assumptions: $0.08 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,200,000 shares of common stock.

On June 20, 2014, 2014 the Company issued 5,000,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $399,909 under the following assumptions: $0.04 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 5,000,000 shares of common stock.

NOTE 8. SUBSEQUENT EVENTS

On July 15, 2014 the Company issued 1,500,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. During the same period, the consultant exercised on a cashless basis and received 1,500,000 shares of common stock.

On July 21, 2014 the Company issued 2,000,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. During the same period, the consultant exercised on a cashless basis and received 2,000,000 shares of common stock.

On July 21, 2014, 2014 the Company issued 1,500,000 options to a consultant. The options have an exercise price of $0.04 per share and have a life of ten years. The options were fully vested and expensed on the date of grant. During the same period, the consultant exercised on a cashless basis and received 1,500,000 shares of common stock.

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

PLAN OF OPERATION – CONTINUING OPERATIONS

Company changed its business as of April 1, 2014 to the marijuana consulting business from the oil and gas business. During the quarter ended March 31, 2014, the Company made lease payments totalling $465,000 to the Innex JV (see Note 3). The $465,000 lease payment has been reclassified as Loss from Discontinued Operations. Consequently the Company’s loss from Continuing Operations was for the six months ended June 30, 2014 (YTD14) was $1,691,322 as compared to the loss from operations for the six months ended June 30, 2013 (YTD13) was $477,865. The increase in loss of $1,216,171 was the result of Increased Consulting fees of $1, 231,404 in YTD14.

The Company’s loss from Continuing Operations was for the three months ended June 30, 2014 (Q2-14) was $1,218,321 as compared to the loss from operations for the three months ended June 30, 2013 (Q2-13) was $468, 648. The increase in loss of $749,673 was the result of increased Consulting fees of $796,617 in Q2-14.

On May 7, 2014, the Company shifted its business to the business of giving consulting advice to the fledging marijuana industry. To this end the Company has been conducting due diligence on several acquisition targets.

As we are in the process of changing businesses a number of the risks of the new business are discussed as follows:

Because we have no operating history in the cannabis industry, we may not succeed.

While our CEO, Harp Sangha, has experience in real estate transactions and in the public markets, we have no specific operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically marijuana grow facilities, or with respect to any other activity in the cannabis industry. Moreover, we are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is new and may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical marijuana. If that happens there may not be an adequate market for our properties or other activities we propose to engage in.

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, delays and or complications with build outs, zoning issues, legal disputes with neighbors, local governments, communities and or tenants. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

Because we may be unable to identify and/or successfully acquire properties which are suitable for our business, our financial condition may be negatively affected.

Our business plan involves the identification and the successful acquisition of properties which are zoned for marijuana businesses, including grow and retail. The properties we acquire will be leased to licensed marijuana operators. Local governments must approve and adopt zoning ordinances for marijuana facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and/or increase the cost at which suitable properties are available to us. Conversely a surplus of real estate zoned for marijuana establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Should such a change occur, our business operations would be affected. If our marijuana tenants are forced to shut their operations, we would need to seek to replace those tenants with non-marijuana tenants, who would likely expect to pay lower rents. Moreover if the marijuana industry were forced to shut down at once, it would result in a high amount of vacancies at once and create a surplus of supply, driving leases and property values lower. Additionally, we would realize an economic loss on any and all improvements made to the properties that were specific to the marijuana industry and we would likely lose any and all investments in the US market that were marijuana related.

Further, and while we do not intend to harvest, cultivate, possess, distribute or sell cannabis, by leasing facilities and financing growers of medicinal marijuana, we could be deemed to be participating in marijuana cultivation or aiding and abetting, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings. Moreover, since the use of marijuana is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our shareholders may find it difficult to deposit their stock with brokerage firms.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could detrimentally affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and/or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

Our clients and our company may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

On February 14, 2014, The U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services"” to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. We could be subject to sanctions if we are found to be a financial institution and not in harmony with FinCET guidelines. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

Because we buy, sell and lease property, we will be subject to general real estate risks.

We will be subject to risks generally incident to the ownership of real estate, including: (a) changes in general economic or local conditions; (b) changes in supply of, or demand for, similar or competing properties in the area; (c) bankruptcies, financial difficulties or defaults by tenants or other parties; (d) increases in operating costs, such as taxes and insurance; (e) the inability to achieve full stabilized occupancy at rental rates adequate to produce targeted returns; (f) periods of high interest rates and tight money supply; (g) excess supply of rental properties in the market area; (h) liability for uninsured losses resulting from natural disasters or other perils; (i) liability for environmental hazards; and (j) changes in tax, real estate, environmental, zoning or other laws or regulations. For these and other reasons, no assurance can be given that we will be profitable.

Because our business model depends upon the availability of private financing, any change in our ability to raise money will adversely affect our financial condition.

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. Obtaining favorable financing in the current environment remains challenging. We recently entered into a drawdown agreement for $14 million. In the event the lender is unable to finance on our drawdowns, we will not be able to implement our business plan and our financial performance could be adversely affected.

Because we will compete with others for suitable properties, competition will result in higher costs that could materially affect our financial condition.

We will experience competition for real estate investments from individuals, corporations and other entities engaged in real estate investment activities, many of whom have greater financial resources than us. Competition for investments may have the effect of increasing costs and reducing returns to our investors.

Because there may be restrictions on the transfer and further encumbrance of our properties, there may be negative consequences that will affect our financial condition.

The terms of our drawdown agreement allow properties that we acquire to be collateral to secure the loans we receive. We may be prohibited from transferring or further encumbering the properties or any interest in our properties except with a lender’s prior consent. The loans may provide that upon violation of these restrictions, a lender may declare the entire amount of the loan to be immediately due and payable. If we are unable to obtain replacement financing or otherwise fail to immediately repay the loans in full, the lender may invoke its remedies under the loan, including proceeding with a foreclosure sale that could result in our losing our entire interest in the properties subject to the loans.

Because we are liable for hazardous substances on our properties, environmental liabilities are possible and can be costly.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto a property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. Sellers of properties may make only limited representations as to the absence of hazardous substances. If any hazardous materials are found within our properties in violation of law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell the properties and may apply to hazardous materials present within the properties before we acquire the properties. If losses arise from hazardous substance contamination which cannot be recovered from a responsible party, the financial viability of the properties may be adversely affected. It is possible that we will purchase properties with known or unknown environmental problems which may require material expenditures for remediation.

Because we may not be adequately insured, we could experience significant liability for uninsured events.

While we intend to carry comprehensive insurance on our properties, including fire, liability and extended coverage insurance, there are certain risks that may be uninsurable or not insurable on terms that management believes to be economical. For example, management may not obtain insurance against floods, terrorism, mold-related claims, or earthquake insurance. If such an event occurs to, or causes the damage or destruction of, a property, we could suffer financial losses.

If we are found non-compliance with the Americans with Disabilities Act, we will be subject to significant liabilities.

If any of our properties are not in compliance with the Americans with Disabilities Act of 1990, as amended (the “ADA”), we may be required to pay for any required improvements. Under the ADA, public accommodations must meet certain federal requirements related to access and use by disabled persons. The ADA requirements could require significant expenditures and could result in the imposition of fines or an award of damages to private litigants. We cannot assure that ADA violations do not or will not exist at any of our properties.

The following table provides selected financial data about our company for the six month ended June 30, 2014 and December 31, 2014

Balance Sheet Data	June 30, 2014	December 31, 2014
Cash	$-	$203
Liabilities	$685,125	$507,753
Stockholders' Deficit	$(685,125)	$(507,550)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2014 was $Nil with outstanding liabilities of $685,125. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $Nil as of June 30, 2014. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues to date. There is no assurance we will ever achieve profitability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

On April 1, 2014 our Chief Financial Officer and Director Hermander Rai resigned, consequently Mr. Hapreet Sanga, the Company’s President, took over the Chief Financial Officer position as well.

On May 14, 214 Louis Bobadilla III was appointed as a director of the Company. After beginning his career with at J.P. Morgan Chase on the Latin America Bond Desk as an analyst, Mr. Bobadilla launched several successful startup companies in multiple industries. He is the founder (2006) and manager of Sherman Oaks Holistic Oasis, a fully compliant medical marijuana collective that has successfully navigated all regulatory processes and operates in Los Angeles County. He was the managing partner and co-founder of Orange County Glass Works, LLC in 2002. Mr. Bobadilla also established and grew 'Pure Glass' as one of the premier smoking accessory brands in the U.S.

Mr. Bobadilla is a graduate of the London School of Economics and is an experienced entrepreneur with a proven track record of identifying business opportunities in nascent industries and developing and executing; initial funding, strategic planning, team building, and marketing strategies toward rapid growth in revenue and market share. Mr. Bobadilla is joining Verde Science as part of the Company's plans to enter into the Medical Marijuana Cultivation Design, Engineer, Build and Management Consulting Business. The Company will be providing more details on this business model in the next few days.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007

3.2	Bylaws - – Filed by Form SB-1 on March 30, 2007

10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10-2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10-3	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10-4	Farmout and Acquisition Agreement filed on May 17, 2012 and has been incorporated herein by reference.

10.5	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10.6	Consulting Agreement filed on June 7, 2014 and has been incorporated herein by reference.

10.7	Asset Transfer and Liability and Assumption Agreement filed on June 12, 2014 and has been incorporated herein by reference.

10.8	Consulting Agreement filed on July 15, 2014 and has been incorporated herein by reference.

10.9	Financial Participation Agreement filed on August 6, 2014 and has been incorporated herein by reference.

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

Date: September 8, 2014

Signature	Title	Date

By: /s/Harpreet Sangha	Chief Executive Officer, Chief	September 8, 2014
Harpreet Sangha	Financial Officer and Director