Form 10-Q
period 2014-09-30
VERDE SCIENCE, INC.
filed 2014-12-22
CIK 1390778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities ExchangeAct of 1934

For the quarterly period ended September 30, 2014

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

We had a total of 130,938,543 shares of common stock issued and outstanding at December 3, 2014

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

VERDE SCIENCE, INC.

(fka Rango Energy, Inc.)

INTERIM BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$544	$203
Total Assets	$544	$203

LIABILITIES
Current Liabilities
Accounts payable current operations	$304,561	$220,400
Related party accounts payable	189,837	35,560
Related party notes payable	-	251,793
Related party convertible notes payable, net of discount of $114,625 and $0	136,029	-

Total Current Liabilities	630,427	507,753

Total Liabilities	630,427	507,753

STOCKHOLDERS' DEFICIT
Common Stock, authorized 150,000,000 shares $0.001 par value, (130,938,543 and 102,588,543 issued and outstanding as of September 30, 2014 and December 31, 2013 respectively)	130,939	102,589
Additional Paid in Capital	6,167,858	3,790,462
Accumulated comprehensive income	2,803	2,803
Deficit	(6,931,483)	(4,403,404)
Total Stockholders' Deficit	(629,883)	(507,500)

Total Liabilities and Stockholders' Deficit	$544	$203

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.

(fka Rango Energy, Inc.)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
		-		-
REVENUES
Total Revenues	$-	$-	$-	$-

EXPENSES
Accounting and Professional Fees	38,582	55,506	75,845	71,218
Consulting Fees	199,963	195,917	1,821,367	592,967
Office and Administration	13,904	11,022	30,030	27,627
Total Expenses	253,449	262,455	1,927,242	691,812
NET INCOME (LOSS) FROM OPERATIONS	(253,449)	(262,455)	(1,927,242)	(691,812)

Other Income and Expenses
Net Interest Income (Expense)	(118,308)	(3,883)	(135,837)	(6,598)
Total Other Income and Expenses	(118,308)	(3,883)	(135,837)	(6,598)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(371,757)	(266,388)	(2,063,079)	(698,410)

Gain (Loss) on Discontinued Operations	-	-	(465,000)	139,980
NET INCOME (LOSS)	(371,757)	(266,388)	(2,528,079)	(558,430)
Total Comprehensive income (loss)	$(371,757)	$(266,388)	$(2,528,079)	$(558,430)

Basic and diluted loss – per share
- Continued Operations	$(0.00)	$(0.00)	$(0.02)	$(0.00)
- Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average # of shares outstanding	128,042,368	101,483,923	114,571,428	101,221,785

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.

(fka Rango Energy, Inc.)

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES
Net income (loss) for the period	$(2,528,079)	$(558,430)
Adjustment for non-cash expenses
Payment of services with shares	391,801	513,750
Warrant expense	1,301,538	-
Imputed interest related party	17,425	6,597
Discount on note issued to related party	112,160
Gain on sale of oil leases	-	(128,255)
Change in:
Accounts Receivable	-	21,574
Accounts payable – related party	125,735	-
Accounts payable	84,162	51,234
Cash used in operating activities	(495,258)	(93,530)

INVESTING ACTIVITIES
Purchase of mineral claims	-	(244,229)
Cash used in Investing Activities	-	(244,229)

FINANCING ACTIVITIES
Capital stock issued for cash	468,200	-
Loan payable – related party	28,756	105,639
Principal payments on related party debt	(1,357)	-
Cash from Financing Activities	495,599	105,639

INCREASE (DECREASE) IN CASH FOR PERIOD	341	(232,130)
Cash, beginning of period	203	234,168
Cash, end of period	$544	$2,048

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH ACTIVITIES
Cashless exercise of stock options	$17,600	$-
Discount of convertible note, related party	$226,785	$-

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.

(fka Rango Energy, Inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2014

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

On May 7, 2014 the Company changed its name from Rango Energy, Inc. to Verde Science, Inc. The Company is currently seeking opportunities to participate in the development of pharmaceutical grade applications in the United States, including applications involving the refinement of cannabis to medical grade applications. Consequently, the Company has discontinued its oil and gas operations as of April 1, 2014.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $6,931,483 for the period from January 31, 2007 (inception) to September 30, 2014. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the period ended September 30, 2014 is not necessarily indicative of the operating results for the full year.

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

CASH AND CASH EQUIVALENT - The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2014 and December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the nine months ended September 30, 2014, the Company issued 4,897,500 shares to consultants valued at $391,801. In addition the Company issued 17,600,000 shares through the exercise of cashless options valued at $1,301,538.

BASIC AND DILUTED NET LOSS PER SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2014, the Company had no potentially dilutive shares.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014 and December 31, 2013:

Fair Value Measurement at September 30, 2014
	Level 1	Level 2	Level 3
Liabilities
	$-	$-	$-
	$-	$-	$-

Fair Value Measurement at December 31, 2013
	Level 1	Level 2	Level 3
Liabilities
	$-	$-	$-
	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter ended September 30, 2014 and the year ended December 31, 2013.

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

NOTE 3. DISCONTINUED OPERATIONS

The Company is discontinuing its activities in the oil and gas industry and focusing its activities on the marijuana consulting industry. In discontinuing its oil and gas operations, the Company incurred a $465,000 loss on discontinued operations as of September 30, 2014. Historically the company value of the oil and gas properties that the company owned were expensed in accordance with Generally Accepted Accounting Principles for the industry. The Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The following is a summary of the properties which the Company discontinued.

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

On December 16, 2013 the Company cancelled its Drilling and Participation Agreement with Hangtown.

First Pacific Oil and Gas Ltd. Joint Venture

On May 24, 2012, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2014. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012. On June 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255.

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

NOTE 4. RELATED PARTY

The advances are payable to shareholders of $189,837 and $287,353 as of September 30, 2014 and December 31, 2013, respectively. The advances are unsecured and have no terms of repayment. Imputed interest at 15% has been calculated and equaled $17,425 for the nine months ended September 30, 2014 ($6,597 for the nine months ended September 30, 2013).

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fix convertible price of $0.01 and interest rate of 5%. As a result of the fixed conversion price, the Company recognized a discount of $226,785. As of September 30, 2014 the Company amortized $112,160 of the discount and accrued interest of $5,608.

NOTE 5. CONVERTIBLE PROMISSORY NOTE, RELATED PARTY

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fix convertible price of $0.01 and interest rate of 5%. As a result of the fixed conversion price, the Company recognized a discount of $226,785. As of September 30, 2014 the Company amortized $112,160 of the discount and accrued interest of $5,608.

NOTE 6. COMMON STOCK

On June 5, 2013, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC for twelve months. The Agreement calls for monthly payments of $2,000 which has been accrued to June 30, 2014. As of September 30, 2014, the Company as accrued a balance of $18,000 included in account payable. The Company has issued 750,000 shares. Given the market price of $0.33 as of June 5, 2013, the Company has valued the shares at $247,500 based on the fair market value on closing on date of grant. Due to the shares being issued the Company has expensed this value.

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

NOTE 7. WARRANTS

On February 28, 2014 the Company issued 1,000,000 warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $104,997 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,000,000 shares of common stock.

On February 28, 2014 the Company issued 2,250,000 warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $241,869 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,250,000 shares of common stock.

On February 28, 2014 the Company issued 250,000 warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $26,874 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 250,000 shares of common stock.

On April 17, 2014 the Company issued 1,900,000 warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $151,965 under the following assumptions: $0.08 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,900,000 shares of common stock.

On April 17, 2014 the Company issued 2,200,000 warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $175,960 under the following assumptions: $0.08 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,200,000 shares of common stock.

On June 20, 2014, 2014 the Company issued 5,000,000 warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $399,909 under the following assumptions: $0.04 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. One consultant exercised on a cashless basis and received 5,000,000 shares of common stock.

On July 4, 2014 the Company issued 1,500,000 warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $59,989 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.74% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,500,000 shares of common stock.

On July 4, 2014 the Company issued 2,000,000 warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $79,985 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,000,000 shares of common stock.

On July 14, 2014, 2014 the Company issued 1,500,000 warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $59,989 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.74% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,500,000 shares of common stock.

NOTE 8. SUBSEQUENT EVENTS

There are no other subsequent events through the date of issuance of the financial statements that would warrant further disclosures.

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

PLAN OF OPERATION – CONTINUING OPERATIONS

Company changed its business as of April 1, 2014 to the medical science consulting business from the oil and gas business, initially targeting on the pharmaceutical benefits of marijuana. During the quarter ended March 31, 2014, the Company made lease payments totalling $465,000 to the Innex JV (see Note 3). The $465,000 lease payment has been reclassified as Loss from Discontinued Operations. Consequently the Company’s loss from Continuing Operations was for the nine months ended September 30, 2014 (YTD14) was $2,063,079 as compared to the loss from operations for the nine months ended September 30, 2013 (YTD13) was $698,410. The increase in loss of $1,364,669 was the result of increased Consulting fees of $1,228,440 in YTD14 and an increase in interest expense of $129,239 in YTD14. The increase interest expense resulted from a discount amortization of a promissory note issued in the amount of $112,460.

The Company’s loss from Continuing Operations was for the three months ended September 30, 2014 (Q3-14) was $371,757 as compared to the loss from operations for the three months ended September 30, 2013 (Q3-13) was $266,388. The increase in loss of $105,369 was the result of increased interest expenses of 114,425 in Q3-14. The increase interest expense resulted from a discount amortization of a promissory note issued in the amount of $112,460.

On May 7, 2014, the Company shifted its business to the business of the business of providing pharmaceutical applications initially from marijuana. To this end the Company has been conducting due diligence on several acquisition targets.

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

Because we may be unable to identify and/or successfully develop or acquire assets which are suitable for our business, our financial condition may be negatively affected.

Our business plan involves the identification and the successful pharmaceutical applications utilizing marijuana. We do not know whether we will be successful in identifying or successfully developing or acquiring assets of economic value.

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

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raichthat it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of November 12, 2014, 22 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado, Alaska, Oregon and Washington approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

We will require medical marijuana for our research facilities. Consequently we will be required to follow the strict guidelines required by regulation for the management of our facilities.

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

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and/or our tenants may be unable to continue to operate their and our business in its current form or at all.

Because our business model depends upon the availability of private financing, any change in our ability to raise money will adversely affect our financial condition.

Our ability to operate laboratory and manufacturing facilities, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. Obtaining favorable financing in the current environment remains challenging.

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

The following table provides selected financial data about our company for the nine month ended September 30, 2014 and December 31, 2014.

	September 30, 2014	December 31, 2013
Balance Sheet Data
Cash	$544	$203
Liabilities	$630,427	$507,753
Stockholders' Deficit	$(629,883)	$(507,550)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2014 was $544 with outstanding liabilities of $630,427. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $544 as of September 30, 2014. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

ITEM 4. MINING SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 1, 2014 our Chief Financial Officer and Director Hermander Rai resigned, consequently Mr. Hapreet Sanga, the Company’s President, took over the Chief Financial Officer position as well.

On September 8, 2014 Louis Bobadilla III resigned as a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007

3.2	Bylaws - – Filed by Form SB-1 on March 30, 2007

10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10.2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10.3	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10.4	Farmout and Acquisition Agreement filed on May 17, 2012 and has been incorporated herein by reference.

10.6	Consulting Agreement filed on June 7, 2014 and has been incorporated herein by reference.

10.7	Asset Transfer and Liability and Assumption Agreement filed on June 12, 2014 and has been incorporated herein by reference.

10.8	Consulting Agreement filed on July 15, 2014 and has been incorporated herein by reference.

10.9	Financial Participation Agreement filed on August 6, 2014 and has been incorporated herein by reference.

32.1

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2014

Signature		Title	Date

By:	/s/ Harpreet Sangha	Chief Executive Officer, Chief	December 22, 2014
	Harpreet Sangha	Financial Officer and Director

