Form 10-K
period 2014-12-31
VERDE SCIENCE, INC.
filed 2015-04-20
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 000-53253

VERDE SCIENCE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-8387017
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 S. Zang Blvd. Suite 812
Dallas, Texas 75208, USA
(Address of Principal Executive Offices & Zip Code)

604-825-1309
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2015, based on a closing price was approximately $4,762,892 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by OTC Bulletin Board).

As of April 15, 2015, the registrant had 23,117,638 shares of common stock issued and outstanding.

Part I

Item 1. Business

Summary

COMPANY OVERVIEW

Until December 13, 2014, Verde Science, Inc. was an independent energy company engaged in the acquisition, exploration and development of oil and natural gas properties in North America. On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as “Innex JV”) for the 8 properties in California and Texas. The Company funded the Innex JV $465,000 and but subsequently became in default of the Innex JV. On April 1, the Company announced that it is divesting itself of the Innex JV. On April 2, 2014, the Company announced that it was going to change its primary business focus from oil and gas to the medical marijuana business sector, and has been subsequently exploring potential opportunities.

On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as “Innex JV”) for the following projects (1) The Kettleman Dome Project (“KDEP”); (2) the Kettlemen Middle Dome McAdams (“KMDM”), (3) East Elk Hills (“EEH”), (4) South Tapo Canyon (“STC”); (5) Eel River; (6) the Oklahoma (“OK”), (7) the Kettledome Middledome Shallow (“KMDS” and (8) the West Side Joint Venture (“USJV”) . Under the terms of this Innex JV, the Company had the right to earn a 50% working interest in each well in which the Company funds. In order to maintain Innex JV, the Company had to fund one well in each of the aforementioned projects or risk losing the right to fund. The Company was also committed to fund Innex JV general and administrative costs of $40,000 per month. The first quarter budget of 2014 was approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV by March 15, 2014. Consequently, the Company announced that it is divesting itself of the Innex JV.

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

On May 31, 2013, the Company entered into a Financial Participation Agreement with Capistrano Capital, LLC (“Capistrano), whereby Capistrano funded the $1,160,000 to Hangtown, plus agreed to fund up to an additional $6,500,000 for drilling costs of the KMD17-18 well. As of September 30, 2013, the Capistrano had funded Hangtown $2,250,000. Capistrano will earn a net resource interest of 1 % for the lesser of 10 years or the life of the KMD17-18 well, and earn 135% of payments made to Hangtown for the drilling and completion of the well from the cash flow from the well. These amounts will be repaid annually over the next three years commencing with 1/3rd after 1 year of production, 1/3rd after 2 years of production, and 1/3rdafter three years of production. Should the cash flows from the wells fail to meet the repayment commitments the amount of any amounts due were to be carried forward to future years for repayment from cash flows from the well. Should the cash flow from the well fail to repay Capistrano the full amount of its advances to Hangtown, Capistrano has no recourse for the this shortfall from the Company. Should the KMD17-18 well be plugged and abandoned, Capistrano can elect to participate in a replacement well. If Capistrano chooses to participate, it will be given 72 hours to decide upon notice being received from the Company. Should Capistrano elect to participate, the same terms and conditions as per the KMD 17-18 well shall apply except that the costs of the KMD 17-18 well will be costs of the replacement well. As the Well has not been completed as of the date of this filing, no assets have been recorded by the Company.

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

On December 16, 2013 we cancelled our Drilling and Participation Agreement with Hangtown.

On June 12, 2013, we disposed of our operations in the ArkLaTex region for $10 plus the assumption of liabilities. We also cancelled the First Pacific Joint Venture. We recognized a gain of $128,755 on this sale in the year ended December 31, 2013. The Company retains an option to develop several properties in the ArkLaTex region.

Subsequent to December 16, 2013, the Company has been focusing on investments in the pharmaceutical industry focusing on the use of derivatives of cannabis to develop specific drugs. The research and development is planned to take place in Mumbai, India. Should any drugs be developed and approved, the manufacture, distribution and marketing of these drugs would be conducted from Mumbai, India.

The Company filed its articles of incorporation with the Nevada Secretary of State on January 31, 2007. On May 26, 2012, Mr. Fitzgerald resigned as Director and President, and Charles Paul George replaced him as President and Director. On June 14, 2012, Mr. Harpreet Sangha was appointed as Director and Chairman and Mr. Chuck Bingle was appointed Director. On August 3, 2012 Mr. Chuck Bingle resigned as a Director. On January 16, 2013, Mr. Harpreet Sangha was appointed as Chief Executive Officer, and Mr. Herm Rai was appointed as a Director and the Company’s Chief Financial Officer. On April 1, 2014 our Chief Financial Officer and Director Hermander Rai resigned, consequently Mr. Harpreet Sanga, the Company’s President, took over the Chief Financial Officer position as well. On May 14, 2014, the Company announced that Louis Bobadilla III was appointed as a Director of the Company. On September 8, 2014 Louis Bobadilla III resigned as a director of the Company.

On June 5, 2013, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC for twelve months. The Agreement calls for monthly payments of $2,000 which has been accrued to June 30, 2014. As of December 31, 2014, the Company as accrued a balance of $18,000 included in account payable. The Company has issued 750,000 (2,679 post reverse split) shares. Given the market price of $0.33 as of June 5, 2013, the Company has valued the shares at $247,500 based on the fair market value on closing on date of grant. Due to the shares being issued the Company has expensed this value.

On June 7, 2013, the Company entered into an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for nine months. The Company has issued 750,000 (2,679 post reverse split) shares. Given the market price of $0.355 as of June 7, 2013, the Company has valued the shares at $266,250 based on fair market value on closing on date of grant. Due to the shares being issued the Company has expensed this value.

On January 17, 2014 the Company entered into a Private Placement Agreement to issue up to 10,000,000 (35,714 post reverse split) shares of Common Stock at $0.08 per share. The Company has received $468,200 by way of subscription agreements. The 5,852,500 (20,902 post reverse split) shares were issued on May 23, 2014.

On February 28, 2014 the Company issued 1,000,000 (3,571 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $104,997 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,000,000 (3,571 post reverse split) shares of common stock.

On February 28, 2014 the Company issued 2,250,000 (8,036 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $241,869 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,250,000 (8,036 post reverse split) shares of common stock.

On February 28, 2014 the Company issued 250,000 (893 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $26,874 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 250,000 (893 post reverse split) shares of common stock.

On April 1, 2014 the Company issued 350,000 (1,250 post reverse split) shares as settlement for services provided. Given the market price of $0.10 as April 1, 2014, the Company valued the shares at $35,000 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On April 17, 2014, the Company extended an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for an additional nine months. The Company has issued 750,000 (2,679 post reverse split) shares. Given the market price of $0.08 as April 17, 2014, the Company has valued the shares at $60,000 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On April 17, 2014 the Company issued 1,900,000 (6,786 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $151,965 under the following assumptions: $0.08 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,900,000 (6,786 post reverse split) shares of common stock.

On April 17, 2014 the Company issued 2,200,000 (7,857 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $175,960 under the following assumptions: $0.08 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,200,000 (7,857 post reverse split) shares of common stock.

On June 9, 2014 the Company issued 1,250,000 (4,464 post reverse split) shares as settlement for services provided. Given the market price of $0.07 as June 9, 2014, the Company valued the shares at $87,500 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On June 15, 2014 the Company issued 297,500 (1,063 post reverse split) shares as settlement for services provided. Given the market price of $0.05 as June 15, 2014, the Company valued the shares at $14,875 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value..

On June 17, 2014 the Company issued 2,250,000 (8,036 post reverse split) shares as settlement for services provided. Given the market price of $0.05 as June 17, 2014, the Company valued the shares at $112,500 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On June 20, 2014, 2014 the Company issued 5,000,000 (17,857 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $399,909 under the following assumptions: $0.04 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. One consultant exercised on a cashless basis and received 5,000,000 (17,857 post reverse split) shares of common stock.

On July 4, 2014 the Company issued 1,500,000 (5,357 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $59,989 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.74% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,500,000 (5,357 post reverse split) shares of common stock.

On July 4, 2014 the Company issued 2,000,000 (7,143 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $79,985 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,000,000 (7,143 post reverse split) shares of common stock.

On July 14, 2014, 2014 the Company issued 1,500,000 (5,357 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $59,989 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.74% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,500,000 (5,357 post reverse split) shares of common stock.

On December 23, 2014, the Company announced a 280 to 1 reverse stock split. This has been applied retroactively in the attached financial statements.

On February 15, 2015, the Company issued 22,650,000 shares through the conversion of a convertible debt instrument.

Arkansas Lease

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

On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. These wells were acquired in 2009. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2013. The Company retains a 50% working interest. First Pacific will earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment. The $250,000 received was recorded as Deferred Gain as of December 31, 2012.

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

With respect to the pharmaceutical business in which the Company is planning to enter, we face competition from other existing pharmaceutical companies in all aspects of our business, including acquisition of development of drugs from extracts of cannabis. Many of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to develop the pharmaceutical include available funds, available information about targeted pharmaceuticals and our limited number of employees.

The development of pharmaceuticals is a timely and costly procedure which involves animal and human testing under rigorous procedures established by the regulators of the pharmaceutical industry. Should any pharmaceuticals be developed, there is no assurances that there is a ready market for the pharmaceuticals; and or whether the price of the pharmaceuticals manufactured produced are economical. The development of the pharmaceuticals will depend on many factors beyond our control including, but not limited to, the amount of competitive pharmaceuticals developed, the acceptance of any pharmaceuticals developed by the medical industry, the cost of production of the pharmaceuticals developed, the market price of the pharmaceuticals developed, taxation, the conduct of manufacturing and research and development operations and regulations of the development of the pharmaceuticals.

REGULATORY CONSIDERATIONS

With respect to our oil and gas operations, proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission (“FERC”), the Minerals Management Service (“MMS”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. This industry is heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, except for the water quality issue described below, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

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

State regulation of gathering facilities generally includes various safety, environmental and in some circumstances, non-discriminatory take requirements. This regulation has not generally been applied against producers and gatherers of natural gas to the same extent as processors, although natural gas gathering may receive greater regulatory scrutiny in the future.

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

With respect to our proposed entry to the pharmaceutical industry, should the federal government legalize marijuana for medical use in the United States, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and/or our tenants may be unable to continue to operate their and our business in its current form or at all.

EMPLOYEES

The Company appointed Harpreet Sanga as Chief Executive Officer, and Director, and Herminder Rai as Chief Financial Officer in 2012. Any other work is performed by contractors as required by the company.

On April 1, 2014, Herm Rai resigned from the Company as Chief Financial Officer. Harp Sangha will act as interim Chief Financial Officer until a new officer is appointed.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

We have been in the oil business and are entering into a new business, the pharmaceutical industry, and we expect to incur operating losses for the foreseeable future.

We were incorporated on January 31, 2007 and to date have recently been involved in the organizational activities, and acquisition of our claims. We have no way to evaluate the likelihood that our business will be successful. We have earned minimal revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by fledging pharmaceutical research and development companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the research and development required to develop new pharmaceuticals from cannabis. These potential problems include, but are not limited to, unanticipated problems relating to research and development including sourcing the derivative of cannabis required for the research and development; maintaining a consistent standard of the derivative of cannabis to act a basis for the research and development; the recruiting, management, and retaining of suitable staff to conduct the research and development activities; and additional costs and expenses that may exceed current estimates. Prior to completion of our research and development, we anticipate that we will incur increased operating expenses without any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if the research and development does not develop desired pharmaceuticals that we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued accumulated net losses of $7,015,883 at December 31, 2014. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because of the unique difficulties and uncertainties inherent in pharmaceutical industry or with oil and gas ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by research and development companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the research and development on the pharmaceuticals that we plan to develop. These potential problems include, but are not limited to, unanticipated problems relating to obtaining a consistent supply of derivatives from cannabis, and additional costs and expenses that may exceed current estimates. If the results of our research and development program do not reveal viable commercialization options, we may decide to abandon our venture into the pharmaceutical industry. Our ability to continue in the research and development of pharmaceuticals will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Because of the inherent dangers involved in pharmaceutical industry, there is a risk that we may incur liability or damages as we conduct our business.

The research and development of drugs involves numerous hazards. As a result, we may become subject to liability for such hazards, which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

As we undertake the research and development activities, we will be subject to compliance with government regulation that may increase the anticipated cost of our program.

There are several governmental regulations that materially research and development activities using the derivatives of cannabis. We will be subject to regulations and laws as we carry out our program. We will require licences to grow and develop the derivatives of cannabis required for our research and development activities in India. We will require secured facilities to conduct the research and development activities. Should any pharmaceuticals be developed, we will have restrictive government regulations governing the testing of the pharmaceuticals which may involve the use of animals and the use of humans if successful with the animals the cost of complying with the regulatory laws could be cost prohibitive. Regulations will control all aspects of the research and development activities. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our research and development.

Given the unlikely development of pharmaceutical drugs, based on consumer demand, the growth and demand for pharmaceutical developed may be negligible resulting in limited revenues to the company.

Our success will be dependent on not only the development of pharmaceuticals, and the acceptance of these potential pharmaceuticals by the medical industry. If consumer demand is not existent our potential revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

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

Our business plan involves the identification and the successful pharmaceutical applications utilizing cannabis. We do not know whether we will be successful in identifying or successfully developing or acquiring assets of economic value.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the cannabis industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, should cannabis based pharmaceuticals displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

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

Our current officers and directors currently devotes up to 10 hours per week providing services to the company. While they presently possess adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the pharmaceutical industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our proposed research and development facilities or the attraction and subsequent retention of key management. Further, if we are unable to develop a suitable pharmaceutical drug, or if competitive pharmaceutical companies develop a similar drug, then our potential revenues will be minimal, and such may increase our requirements for capital or make capital difficult to raise. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

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

AMENDMENTS TO CURRENT LAWS AND REGULATIONS GOVERNING OUR PROPOSED OPERATIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PROPOSED BUSINESS.

Our business will be subject to substantial regulation under state and federal laws relating to the research and development of pharmaceutical drugs; and if successful in developing a targeted pharmaceutical, the manufacture and marketing of the pharmaceutical drug. Amendments to current laws and regulations governing operations and activities of research and development activities involving cannabis could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws and other regulations and government programs related to the pharmaceutical industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of the testing of proposed pharmaceuticals. There can be no assurance that the Company will meet the various government approvals sought.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Research and Development costs, testing, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive any pharmaceutical which we may or may not develop. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

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

CHALLENGES TO TITLE TO ANY PRODUCTS DEVELOPED MAY IMPACT OUR FINANCIAL CONDITION.

If we fail to protect any intellectual property developed by our research and development activities through patents, third parties may claim title to our intellectual property. Obtaining patents to intellectual property can incur substantial expense. While we intend to protect any intellectual property, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the intellectual properties to which the title defects relate.

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

*	announcements of acquisitions, discoveries or other business initiatives by our competitors;

*	fluctuations in revenue if any, from our business;

*	changes in the market for pharmaceuticals or in the capital markets generally;

*	quarterly variations in our revenues and operating expenses;

*	changes in the valuation of similarly situated companies, both in our industry and in other industries;

*	changes in analysts' estimates affecting us, our competitors or our industry;

*	changes in the accounting methods used in or otherwise affecting our industry;

*	additions and departures of key personnel;

*	fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

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

Item 4. Mine Safety Disclosures

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock is listed for trading under the symbol “VCRI”. The following sets for the range of highs and low trades for the periods indicated. These share prices have been adjusted for the 280-1 reverse stock split which took place in 2015.

	Volume	Low	High
Year Ended December 31, 2014
Q1 - Quarter Ended March 31, 2014	55,400	$15.40	$37.80
Q2 - Quarter Ended June 30, 2014	118,300	$11.76	$28.84
Q3 - Quarter Ended September 30, 2014	119,800	$2.49	$13.13
Q4- Quarter Ended December 31, 2014	277,900	$0.50	$3.58
Total - 2014	571,400	$0.50	$37.80

	Volume	Low	High
Year Ended December 31, 2013
Q1 - Quarter Ended March 31, 2013	1,000	$11.20	$56.00
Q2 - Quarter Ended June 30, 2013	23,400	$14.00	$109.20
Q3 - Quarter Ended September 30, 2013	22,200	$37.80	$114.80
Q4 - Quarter Ended December 31, 2013	26,400	$21.00	$50.96
Total - 2013	73,000	$11.20	$114.80

	Volume	Low	High
Year Ended December 31, 2012
Q1 - Quarter Ended March 31, 2012	100	$36.40	$112.00
Q2 - Quarter Ended June 30, 2012	500	$11.20	$112.00
Q3 - Quarter Ended September 30, 2012	-	$19.60	$126.00
Q4 - Quarter Ended December 31, 2012	1,500	$25.20	$98.00
Total - 2012	2,100	$11.20	$126.00

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

Results of Operations

On April 2, 2014, the Company announced that it was going to change its primary business focus from oil and gas to the medical marijuana business sector, and has been subsequently exploring potential opportunities.

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

On December 16, 2013 cancelled its Drilling and Participation Agreement with Hangtown.

On September 12, 2013, the Company returned the balance of the trust funds held on behalf of First Pacific as First Pacific informed the Company that it will not be completing the $800,000 financing. Consequently, the Company returned the $232,500 held by its lawyers to First Pacific, and wrote down the $250,000 Deferred Gain. This resulted in a net gain of $17,500 on the sale of its oil leases. In addition, the Company paid the operator an additional $11,729 for disposal fees related to the lease; total cash paid as a result of the sale is $244,229. Due to the sale of the leases, the Asset Retirement Obligation balance of $122,484 as also removed from the books. The net effect of the transaction resulted in a gain on the sale of leases of $128,255 in 2013. On May 24, 2011, the Company entered into a Farm-Out Agreement with First Pacific Oil and Gas Ltd. (“First Pacific”). Under this Agreement First Pacific has acquired the right to earn 50% of the Company’s working interest in its existing 12 hydrocarbon wells located in Southern Arkansas. Under this Agreement First Pacific has paid the Company $250,000; and will pay $800,000 on or before September 30, 2013. The Company retained a 50% working interest. First Pacific was to earn its working interest upon improvements of the existing hydrocarbon wells being completed with the final $800,000 investment.

We have generated limited revenues to date with $0 in 2014. In the discontinued operations with respect to First Pacific, in the year ending December 31, 2013 we generated $132,024. Our net income from discontinued operations was $139,980 in 2013.

We incurred net loss from continuing operations of $2,147,479 for the year ending December 31, 2014 as compared to $938,121 for the year ended December 31, 2013. Consulting fees were $1,740,087 (mostly due to shares and warrants being issued to consultants valued at $1,611,413 during the year) as compared to 2013 where Consulting fees were $707,281 (mostly due to 1,500,000 shares being issued to consultants valued at $513,750 during the year). Professional fees were down to $78,045 versus 2013 where the professional fees were $160,850 due to the disposition of the Arklatex assets, the Hangtown Agreement, and the Innex JV.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only begun generating revenues and there is no assurance we will ever reach profitability. We have generated minimal revenues to date.

The following table provides selected financial data about our company for the years ended December 31, 2014 and 2013.

Balance Sheet Data:	12/31/14	12/31/13
Cash	$128	$203
Total assets	$128	$203
Total liabilities	$794,638	$507,753
Shareholders’ deficit	$(794,510)	$(507,550)

Liquidity and Capital Resources

Our cash balance at December 31, 2014 was $128 with outstanding liabilities of $794,638 as compared with a cash balance at December 31, 2013 of $203 with outstanding liabilities of $507,753. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

Plan of Operation

Our cash balance is $128 and $203 as of December 31, 2014 and 2013, respectively. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Verde Science, Inc.

We have audited the accompanying balance sheets of Verde Science, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the each of the twelve month periods then ended, These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verde Science, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2015

VERDE SCIENCE, INC.
BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current
Cash	$128	$203

Total Assets	$128	$203

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$304,939	$220,400
Related party accounts payable	230,701	35,560
Notes payable – related party	32,213	251,793
Related party convertible notes payable, net of discount $0	226,785	-
Total Current Liabilities	794,638	507,753
Total Liabilities	794,638	507,753

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, authorized 150,000,000 shares, $0.001 par value, 467,638 and 366,388 issued and outstanding as of December 31, 2014 and 2013, respectively)	467	366
Additional Paid in Capital	6,218,103	3,892,685
Accumulated Other Comprehensive Income	2,803	2,803
Accumulated Deficit	(7,015,883)	(4,403,404)

Total Stockholders' Equity (Deficit)	(794,510)	(507,550)

Total Liabilities and Stockholders' Equity (Deficit)	$128	$203

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2014	2013

REVENUES
Revenues	$-	$-
Total Revenues	-	-

EXPENSES
Accounting and Professional Fees	78,045	160,850
Consulting Fees	1,740,087	707,281
Office and Administration	77,756	56,076
Total Expenses	1,895,888	924,207
Net Loss from operations	(1,895,888)	(924,207)

Other Income and Expenses
Interest Income (Expense)	(251,591)	(13,914)
Total Other Income and Expenses	(251,591)	(13,914)
Net Loss from Continuing Operations	(2,147,479)	(938,121)
Gain (loss) on Discontinued Operations	(465,000)	139,980
NET LOSS	(2,612,479)	(798,141)
Total Comprehensive loss	$(2,612,479)	$(798,141)

Basic and diluted income (loss) per share from discontinued operations	$(1.08)	$0.39
Basic and diluted loss per share from continuing operations	$(4.99)	$(2.58)

Weighted average # of shares outstanding	430,249	362,964

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
for the Years Ended December 31, 2014 and 2013

			Additional	Accumulated
	Common Stock		Paid in	Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2012	361,031	$361	$3,365,026	$2,803	$(3,605,263)	$(237,073)
Stock issued for compensation	5,357	5	513,745			513,750
Imputed interest	-	-	13,914	-	-	13,914
Income (Loss) for period	-	-	-	-	(798,141)	(798,141)
Balance, December 31, 2013	366,388	366	3,892,685	2,803	(4,403,404)	(507,550)
Discount on convertible note	-	-	226,785	-	-	226,785
Stock Options	-	-	1,301,538	-	-	1,301,538
Stock issued for cash	20,902	21	468,179	-	-	468,200
Stock issued for services	17,491	17	309,858	-	-	309,875
Stock issued for cashless warrants	62,857	63	(63)	-	-	-
Imputed Interest	-	-	19,121	-	-	19,121
Income (Loss) for period	-	-	-	-	(2,612,479)	(2,612,479)
Balance, December 31, 2014	467,638	$467	$6,218,103	$2,803	$(7,015,883)	$(794,510)

The accompanying notes are integral part of these financial statements

VERDE SCIENCE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES
Net income (loss) for the period	$(2,612,479)	$(798,141)
Adjustment for non-cash expenses
Shares issued for service	309,875	513,750
Imputed interest	19,121	13,914
Amortization of debt discount	226,785	-
Warrant expense	1,301,538	-
Loss (Gain) on sale of oil leases	-	(128,255)
Change in:
Accounts Receivable	-	21,574
Accounts payable and accrued liabilities	166,602	134,451
Account payable – related party	84,540	35,560
Cash provided by (used in) operating activities	(504,018)	(207,147)
INVESTING ACTIVITIES
Cash returned for disposition of oil and gas interest	-	(232,500)
Cash paid for disposition of oil and gas interest	-	(11,729)
Cash provided by Investing Activities	-	(244,229)
FINANCING ACTIVITIES
Capital stock issued for cash	468,200	-
Loan Repayment – related party	(2,267)	(216,466)
Loan Payable – related party	38,010	433,877
Cash from Financing Activities	503,943	217,411

INCREASE (DECREASE) IN CASH FOR PERIOD	(75)	(233,965)
Cash, beginning of period	203	234,168
Cash, end of period	$128	$203
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH ACTIVITIES
Cashless exercise of stock options	$63	$-
Discount of convertible note, related party	$226,785	$-

The Accompanying notes are integral part of these financial statements

VERDE SCIENCE, INC.

Footnotes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY – Verde Science, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation with the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties. On January 31, 2012, the Company changed its name from Avro Energy, Inc. to Rango Energy, Inc. On April 2, 2014, the Company announced that it was entering into the pharmaceutical industry focusing on the use of derivatives of cannabis to develop specific drugs. On May 7, 2014, the Company changed its name from Rango Energy, Inc. to Verde Science, Inc.

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

The first quarter of 2014 budget was approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV by March 15, 2014. On April 1, the Company announced that it is divesting itself of the Innex JV. On April 2, 2014, the Company announced that it was changing its business and have developed a business plan which involves the development of pharmaceutical drugs utilizing cannabis resin.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $7,015,883 as of December 31, 2014 and has generated revenues of $744,939 over the same period in discontinued operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESOURCE PROPERTIES – Company has followed the successful efforts method of accounting for its oil and gas properties.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2014 or 2013, respectively.

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

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements.

LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with ASC 260, Earnings Per Share,which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2014 and 2013:

Fair Value Measurement at December 31, 2014
	Level 1	Level 2	Level 3
Liabilities
	$-	$-	$-
	$-	$-	$-

Fair Value Measurement at December 31, 2013
	Level 1	Level 2	Level 3
Liabilities
	$-	$-	$-
	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2014 and 2013.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update was effective in the first quarter of 2014. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

NOTE 3. DISCOUNTINUED OPERATIONS

The Company is discontinuing its activities in the oil and gas industry and focusing its activities on the marijuana consulting industry. In discontinuing its oil and gas operations, the Company incurred a $465,000 loss on discontinued operations as of December 31, 2014. Historically the company value of the oil and gas properties that the company owned were expensed in accordance with Generally Accepted Accounting Principles for the industry. The Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The following is a summary of the properties which the Company discontinued.

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

On June 12, 2013, the Company sold these properties under an Asset Transfer and Liability Assumption Agreement for $10 to a non-related party. The sale resulted in a gain of $110,755, which include a decrease to $nil on the Company’s Asset Retirement Obligation of $122,484 (December 31, 2013).

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

The result of discontinued operations is a net income of $139,980 for the year ended December 31, 2013 which composed of $132,024 in revenue, gain in sale of lease of $128,255 and expense of $120,299.

NOTE 5. RELATED PARTY

The related party accounts payable to shareholders are $230,701 and $35,560 as of December 31, 2014 and December 31, 2013, respectively for accrued salary.

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fixed convertible price of $0.01 and interest rate of 5%. On the same date, the related party assigned $166,000 of the principal to 22 third parties (See note 7). As a result of the fixed conversion price, the Company recognized and expensed a discount of $226,785 as of December 31, 2014. As a result of the assignment, the principal balance as of December 31, 2014 due to related party is $60,785 and accrued interest of $1,524.

During 2008, a related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of December 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $624.

During 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of December 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $122.

During 2011, Donny Fitzgerald, the Company’s president advanced the Company $2,500. There are no repayment terms or interest. As of December 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $375.

During 2013, the Company advanced from a related party $1,445 for expenses. There are no repayment terms or interest. During 2014, the Company repaid back $910 leaving a remaining balance of $535 as of December 31, 2014. The Company imputed interest at 15% resulting in an interest expense of $200.

At December 31, 2014, Mr. Harpreet Sangha was owed $24,206 ($214,338 as at December 31, 2013) related to expenses. There are no repayment terms or interest. As of December 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $17,800. On July 1, 2014, $226,785 of the advances was converted into a convertible promissory note (see note 7).

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

The Company currently has net operating loss carry forwards of $2,349,211 and $1,574,930 as of December 31, 2014 and 2013, respectively, which expire through 2031. The deferred tax asset of $822,224 related to the carry forwards has been fully reserved at December 31, 2014.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets	$822,224	$551,225
Valuation allowance for deferred tax assets	(822,224)	(551,225)
Net deferred tax assets	$-	$-

NOTE 7. CONVERTIBLE PROMISSORY NOTE

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fixed convertible price of $0.01 and interest rate of 5%. As a result of the fixed conversion price, the Company recognized and expensed a discount of $226,785 during 2014.

On the same date, the related party assigned $166,000 of the principal to 22 third parties with the same terms. The note assignment carries the same conversion terms, interest and maturity; therefore, the discount was recognized and expensed apart of the $226,785 initial discount. As of December 31, 2014 the Company recorded accrued interest of $4,161.

The remaining principal balance due to the related party is $60,785 with an accrued interest of $1,524 as of December 31, 2014.

NOTE 8. STOCKHOLDERS’ EQUITY

On June 5, 2013 the Company issued 750,000 (2,679 post reverse split) shares as an result of an Investor Relations Consulting Agreement. Given the market price of $0.33 as of June 5, 2013, the Company has valued the shares at $247,500 based on the fair market value on closing on date of grant. Due to the shares being issued the Company has expensed this value.

On June 7, 2013, the Company entered into an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for nine months. The Company has issued 750,000 (2,679 post reverse split) shares. Given the market price of $0.355 as of June 7, 2013, the Company has valued the shares at $266,250 based on fair market value on closing on date of grant. Due to the shares being issued the Company has expensed this value.

On January 17, 2014 the Company entered into a Private Placement Agreement to issue up to 10,000,000 (35,714 post reverse split) shares of Common Stock at $0.08 per share. The Company has received $468,200 by way of subscription agreements. The 5,852,500 (20,902 post reverse split) shares were issued on May 23, 2014.

On April 17, 2014, the Company extended an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for an additional nine months. The Company has issued 750,000 (2,679 post reverse split) shares. Given the market price of $0.08 as April 17, 2014, the Company has valued the shares at $60,000 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On April 1, 2014 the Company issued 350,000 (1,250 post reverse split) shares as settlement for services provided. Given the market price of $0.10 as April 1, 2014, the Company valued the shares at $35,000 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On June 9, 2014 the Company issued 1,250,000 (4,464 post reverse split) shares as settlement for services provided. Given the market price of $0.07 as June 9, 2014, the Company valued the shares at $87,500 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On June 15, 2014 the Company issued 297,500 (1,063 post reverse split) shares as settlement for services provided. Given the market price of $0.05 as June 15, 2014, the Company valued the shares at $14,875 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value..

On June 17, 2014 the Company issued 2,250,000 (8,036 post reverse split) shares as settlement for services provided. Given the market price of $0.05 as June 17, 2014, the Company valued the shares at $112,500 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On February 28, 2014 the Company issued 1,000,000 (3,571 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $104,997 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,000,000 (3,571 post reverse split) shares of common stock.

On February 28, 2014 the Company issued 2,250,000 (8,036 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $241,869 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,250,000 (8,036 post reverse split) shares of common stock.

On February 28, 2014 the Company issued 250,000 (893 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $26,874 under the following assumptions: $0.11 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 250,000 (893 post reverse split) shares of common stock.

On April 17, 2014 the Company issued 1,900,000 (6,786 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $151,965 under the following assumptions: $0.08 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,900,000 (6,786 post reverse split) shares of common stock.

On April 17, 2014 the Company issued 2,200,000 (7,857 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $175,960 under the following assumptions: $0.08 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,200,000 (7,857 post reverse split) shares of common stock.

On June 20, 2014, the Company issued 5,000,000 (17,857 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.04 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $399,909 under the following assumptions: $0.04 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. One consultant exercised on a cashless basis and received 5,000,000 (17,857 post reverse split) shares of common stock.

On July 4, 2014 the Company issued 1,500,000 (5,357 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $59,989 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.74% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,500,000 (5,357 post reverse split) shares of common stock.

On July 4, 2014 the Company issued 2,000,000 (7,143 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $79,985 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 2,000,000 (7,143 post reverse split) shares of common stock.

On July 14, 2014, the Company issued 1,500,000 (5,357 post reverse split) warrants to a consultant. The warrants have an exercise price of $0.02 per share and have a life of ten years. The Company valued these warrants using the Black-Scholes option pricing model totaling $59,989 under the following assumptions: $0.04 stock price, 10 years to maturity, 326% volatility, 1.74% risk free rate. During the same period, the consultant exercised on a cashless basis and received 1,500,000 (5,357 post reverse split) shares of common stock.

On December 23, 2014, the Company announced a 280 to 1 reverse stock split. This has been applied retroactively in the attached financial statements.

As of December 31, 2014 and 2013, the Company recorded related party advances of $32,213 and $251,793, respectively. The advances have no stated repayment terms or interest. The Company recognized imputed interest of $19,121 and $13,914 for period ended December 31, 2014 and 2013, respectively.

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fix convertible price of $0.01 and interest rate of 5%. As a result of the fixed conversion price, the Company recognized a debt discount on the convertible note of $226,785 with an increase of the same amount to additional paid-in capital.

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

During 2013 due to the sale of the Company’s Arklatex mineral leases and oil well, the asset retirement obligation was reduced to $Nil.

NOTE 10. SUBSEQUENT EVENTS

On December 23, 2014, the Company announced a 280 to 1 reverse stock split. This has been applied retroactively in the attached financial statements. This became effective in early February 2015.

On February 15, 2015, the Company issued 22,650,000 shares through the conversion of a convertible debt instrument. Due to conversion within the terms, no gain or loss was recognized.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)

We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As of December 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Part III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Harpreet Sangha	51	Chairman/CEO, Interim CFO

Harp Sangha – Chairman/Chief Executive Officer/Interim CFO

Mr. Sangha has been involved in the capital markets for over 25 years. Mr. Sangha started his career as Investment Advisor in 1986 and gained his affinity for raising capital for early stage projects in the natural resource field. Mr. Sangha departed this position in March 2006 to apply his unique ability of advancing early stage projects. From April 2006 to June 2011 Mr. Sangha served as a director and as the Chief Executive Officer of Douglas Lake Minerals Inc. (OTCBB: DLKM). During his time at Douglas Lake he successfully combined his access to institutional clients with his ability to identify advanced stage natural resources projects, taking the value of the company to $240 million. Mr. Sangha has also served as Chief Executive Officer, Secretary, and as a director of Sharprock Resources Inc. (OTCBB: SHRK) where he raised capital to explore a preproduction gold project in the Kekura Region in Siberia. He joined Verde Science, Inc. in 2012 as Chairman of the Board and Chief Executive Officer.

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

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
•	Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending December 31, 2014:

			Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Charles Gray	Past President, Secretary, Director	2012	$0	$0	$0	$0	$0	$0	$0

Harpreet Sangha	Chairman,	2014	$2,730	$0	$0	$0	$0	$0	$0
	CEO/Interim	2013	$0	$0	$0	$0	$0	$0	$0
	CFO	2012	$0	$0	$1,000,000	$0	$0	$0	$0

Herminder Rai	Past Controller	2014	$1,483	$0	$0	$0	$0	$0	$0
		2013	$0	$0	$0	$0	$0	$0	$0
		2012	$0	$0	$250,000	$0	$0	$0	$0

Donny Fitzgerald	Past President, Secretary and Director	2012	$0	$0	$0	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 1, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

Common Stock	Harpreet Sangha c/o 400 S. Zang Blvd. Suite 812 Dallas, Texas 75208, USA	4,042,857	17.5%

Common Stock	Craig Alford c/o 400 S. Zang Blvd. Suite 812 Dallas, Texas 75208, USA	23,214	0.1%

Common Stock	Holders of More than 5% of Our Common Stock	0	0.0%

Common Stock	Total held by Officers, Directors and Holders of More than 5% of our Common Stock	4,066,071	17.6%

______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 1, 2015.

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

The related party accounts payable to shareholders are $230,701 and $35,560 as of December 31, 2014 and December 31, 2013, respectively. The advances are unsecured and have no terms of repayment. Imputed interest at 15% has been calculated and equaled $17,425 for the year ended December 31, 2014 ($6,597 for the year ended December 31, 2013).

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fix convertible price of $0.01 and interest rate of 5%. As a result of the fixed conversion price, the Company recognized a discount of $226,785. As of December 31, 2014 the Company accrued interest of $5,685.

During 2008, a related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of December 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $624.

As of December 31, 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of December 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $123.

On December 14, 2011, Donny Fitzgerald, the Company’s president advanced the Company $2,500. There are no repayment terms or interest. As of December 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $375.

At December 31, 2014, Mr. Harpreet Sangha was owed $24,206 ($214,338 as at December 31, 2013) related to expenses. There are no repayment terms or interest. As of December 31, 2014, the Company imputed interest at 15% resulting in an interest expense of $17,800. On July 1, 2014, $226,785 of the advances was converted into a convertible promissory note.

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

Item 14. Principal Accounting Fees and Services

For the year ended December 31, 2013, the total fees charged to the company for audit services, including quarterly reviews, were $16,700.

For the year ended December 31, 2014, the total fees charged to the company for audit services, including quarterly reviews, were $14,855.

Part IV

Item 15. Exhibits

Exhibit Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation ST.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDE SCIENCE, INC.

April 15, 2015	By:	/s/ Harp Sangha
Harp Sangha
President and Chief Accounting Officer

