Form 10-Q
period 2015-03-31
VERDE SCIENCE, INC.
filed 2015-05-26
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities ExchangeAct of 1934

For the quarterly period ended March 31, 2015

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

We had a total of 23,067,679 shares of common stock issued and outstanding at May 22, 2015.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

VERDE SCIENCE, INC.
INTERIM BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$94	$128
Total Assets	$94	$128

LIABILITIES
Current Liabilities
Accounts payable current operations	$306,207	$304,939
Related party accounts payable	281,597	230,701
Related party notes payable	38,829	32,213
Related party convertible notes payable	785	226,785
Total Current Liabilities	627,418	794,638

Total Liabilities	627,418	794,638

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, authorized 100,000,000 shares $0.001 par value, (23,067,679 and 467,679 (issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	23,068	467
Additional Paid in Capital	6,422,834	6,218,103
Accumulated comprehensive income	2,803	2,803
Deficit	(7,076,029)	(7,015,883)
Total Stockholders' Equity (Deficit)	(627,324)	(794,510)

Total Liabilities and Stockholders' Equity (Deficit)	$94	$128

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2015	2014
		-
REVENUES
Total Revenues	$-	$-

EXPENSES
Accounting and Professional Fees	7,500	22,017
Consulting Fees	-	436,786
Office and Administration	50,677	5,729
Total Expenses	58,177	464,532
NET INCOME (LOSS) FROM OPERATIONS	(58,177)	(464,532)

Other Income and Expenses
Net Interest Income (Expense)	(1,969)	(8,469)
Total Other Income and Expenses	(1,969)	(8,469)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(60,146)	(473,001)
Gain (Loss) on Discontinued Operations	-	(465,000)
NET INCOME (LOSS)	(60,146)	(938,001)
Total Comprehensive income (loss)	$(60,146)	$(938,001)
Basic and diluted loss per share from discontinued operations	$-	$(1.23)
Basic and diluted loss per share from continuing operations	$(0.00)	$(1.25)

Weighted average # of shares outstanding	17,916,527	378,888

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.
STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss) for the period	$(60,146)	$(938,001)
Adjustment for non-cash expenses
Option expense	-	373,740
Imputed interest related party	1,332	8,469
Change in:
Accounts payable – related party	50,896	61,137
Accounts payable	1,268	21,107
Cash used in operating activities	(6,650)	(473,548)

INVESTING ACTIVITIES
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Capital stock issued for cash	-	468,200
Loan payable – related party	6,616	6,595
Principal payments on related party debt	-	(1,357)
Cash from Financing Activities	6,616	473,438

INCREASE (DECREASE) IN CASH FOR PERIOD	(34)	(110)
Cash, beginning of period	128	203
Cash, end of period	$94	$93

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH ACTIVITIES
Cashless exercise of stock options	$-	$3,500
Conversion of debt	$226,000	$-

The Accompanying notes are integral part of these financial statements.

VERDE SCIENCE, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Stated in US Dollars)
(Unaudited)

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,076,029 as of March 31, 2015 and has generated revenues of $744,939 over the same period in discontinued operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2015 or December 31, 2014, respectively.

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

COMPREHENSIVE LOSS - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2015 and December 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2015 and December 31, 2014:

Fair Value Measurement at March 31, 2015
	Level 1	Level 2	Level 3
Liabilities
	$-	$-	$-
	$-	$-	$-

Fair Value Measurement at December 31, 2014
	Level 1	Level 2	Level 3
Liabilities
	$-	$-	$-
	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2015 and the year ended December 31, 2014.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. DISCOUNTINUED OPERATIONS

The Company is discontinuing its activities in the oil and gas industry and focusing its activities on the marijuana consulting industry. In discontinuing its oil and gas operations, the Company incurred a $465,000 loss on discontinued operations as of March 31, 2014. Historically the company value of the oil and gas properties that the company owned were expensed in accordance with Generally Accepted Accounting Principles for the industry. The Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The following is a summary of the properties which the Company discontinued.

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

The first quarter budget was approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV the budget requirements by March 15, 2014. During the quarter the Company made lease payments totalling $465,000 to the Innex JV. However, the Company could not meet the terms of the budget requirement and on April 1, 2014, the Company announced that it was divesting itself of the Innex JV.

NOTE 4. RELATED PARTY

The related party accounts payable to shareholders are $281,597 and $230,701 as of March 31, 2015 and December 31, 2014, respectively for accrued salary.

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fixed convertible price of $0.01 and interest rate of 5%. On the same date, the related party assigned $186,000 of the principal to 23 third parties (See note 5). As a result of the fixed conversion price, the Company recognized and expensed a discount of $226,785 as of December 31, 2014. On February 15, 2015, $226,000 of this convertible promissory note was converted into 22,600,000 shares; due to conversion within the terms of the agreement, no loss or gain was recognized. As of March 31, 2015, the balance of the note is $785 and accrued interest is $6,322.

During period ended March 31, 2015, a related party converted $40,000 of a convertible promissory note (which is a part of $226,785 as mentioned above) into 4,000,000 shares of the Company common stock. Due to conversion within the term of the note, no gain or loss was recognized.

During 2008, a related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of March 31, 2015, the Company imputed interest at 15% resulting in an interest expense of $156.

During 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of March 31, 2015, the Company imputed interest at 15% resulting in an interest expense of $31.

During 2011, Donny Fitzgerald, the Company’s past president advanced the Company $2,500. There are no repayment terms or interest. As of March 31, 2015, the Company imputed interest at 15% resulting in an interest expense of $94.

During 2013, the Company advanced from a related party $1,445 for expenses. There are no repayment terms or interest. During 2014, the Company repaid back $910 leaving a remaining balance of $535 as of March 31, 2015. The Company imputed interest at 15% resulting in an interest expense of $20.

At March 31, 2015, Mr. Harpreet Sangha was owed $30,283 ($24,206 as at December 31, 2014) related to expenses. There are no repayment terms or interest. The Company imputed interest at 15% resulting in an interest expense of $1,032.

NOTE 5. CONVERTIBLE PROMISSORY NOTE

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fixed convertible price of $0.01 and interest rate of 5%. As a result of the fixed conversion price, the Company recognized and expensed a discount of $226,785 during 2014.

On the same date, the related party assigned $186,000 of the principal to 23 third parties with the same terms. The note assignment carries the same conversion terms, interest and maturity; therefore, the discount was recognized and expensed apart of the $226,785 initial discount. During the same period, the note holder converted $186,000 of principal into 18,600,000 shares of common stock. Due to conversion within the term of the note, no gain or loss was recognized. As of March 31, 2015 and December 31, 2014 the Company recorded accrued interest of $6,322 and $5,685, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

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

As of March 31, 2015 and December 31, 2014, the Company recorded related party advances of $38,829 and $32,213, respectively. The advances have no stated repayment terms or interest. The Company recognized imputed interest of $1,332 and $8,469 for period ended March 31, 2015 and 2014, respectively.

On February 15, 2015, $226,000 of the $226,785 convertible promissory note was converted into 22,600,000 shares of common stock. The remaining amount of the convertible note $785 is due to Harp Sangha, president of the Company. The accrued interest on the notes is $6,322 as of March 31, 2015.

NOTE 7. SUBSEQUENT EVENTS

On May 8, 2015 the Board of Directors of the Company has appointed David Alexander as a chief financial officer, effective immediately. Mr. Alexander is a Chartered Accountant with over 25 years’ experience in providing audit, accounting, and consulting services to both private and public companies. Currently, Mr. Alexander is a director of Xterra Building Systems Inc. Based upon the aforementioned background and experience, Company principals believe that Mr. Alexander is eminently qualified to discharge the duties required for the directorship of the Company.

On May 8, 2015, the Board of Directors of the Company has appointed John M. E. Percival to its Board of Directors and Head of Strategic Business Development. Mr. Percival brings over 20 years of Investment Banking, Corporate Finance and Strategic planning success to Verde. Mr. Percival was previously General Manager of Investments at Barclays Bank New Zealand Ltd., where he was responsible for the management of nearly a $500 million in superannuation and private funds.

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

PLAN OF OPERATION – CONTINUING OPERATIONS

Company changed its business as of April 1, 2014 to the medical science consulting business from the oil and gas business, initially targeting on the pharmaceutical benefits of marijuana. Currently, we are in the process of establishing agreements with certain scientists. During the quarter ended March 31, 2015, the Company’s loss from continuing operations was $60,146 which included $45,000 consulting fees to the Company’s president, as compared to $473,001 for the quarter ended March 31, 2014. Much of the 2014 loss was due to Option expense of $373,740. During the quarter ended March 31, 2014, the Company made lease payments totalling $465,000 to the Innex JV (see Note 3). The $465,000 lease payment has been reclassified as Loss from Discontinued Operations. Consequently, the Company’s loss  for the three months ended March 31, 2014 (YTD14) was $473,001.

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

The following table provides selected financial data about our company for the three month ended March 31, 2015 and December 31, 2014.

Balance Sheet Data	March 31, 2015	December 31, 2014
Cash	$94	$128
Liabilities	$627,418	$794,638
Stockholders' Deficit	$(627,324)	$(794,510)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2015 was $94 with outstanding liabilities of $627,418. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $94 as of March 31, 2015. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have generated no revenue to date.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On September 8, 2014 Louis Bobadilla III resigned as a director of the Company.

On May 8, 2015 the Board of Directors of the Company has appointed David Alexander as a chief financial officer, effective immediately. Mr. Alexander is a Chartered Accountant with over 25 years’ experience in providing audit, accounting, and consulting services to both private and public companies. Currently, Mr. Alexander is a director of Xterra Building Systems Inc. Based upon the aforementioned background and experience, Company principals believe that Mr. Alexander is eminently qualified to discharge the duties required for the directorship of the Company.

On May 8, 2015, the Board of Directors of the Company has appointed John M. E. Percival to its Board of Directors and Head of Strategic Business Development. Mr. Percival brings over 20 years of Investment Banking, Corporate Finance and Strategic planning success to Verde. Mr. Percival was previously General Manager of Investments at Barclays Bank New Zealand Ltd., where he was responsible for the management of nearly a $500 million in superannuation and private funds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007

3.2	Bylaws - – Filed by Form SB-1 on March 30, 2007

10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10.2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10.3	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10.4	Farmout and Acquisition Agreement filed on May 17, 2012 and has been incorporated herein by reference.

10.5	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10.6	Consulting Agreement filed on June 7, 2014 and has been incorporated herein by reference.

10.7	Asset Transfer and Liability and Assumption Agreement filed on June 12, 2014 and has been incorporated herein by reference.

10.8	Consulting Agreement filed on July 15, 2014 and has been incorporated herein by reference.

10.9	Financial Participation Agreement filed on August 6, 2014 and has been incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2

Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation ST.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verde Science Inc.

Date: May 26, 2015	By:	/s/ Harpreet Sanga
Harpreet Sangha,
President and Director (Principal Executive Officer)

	By:	/s/ David Alexander
David Alexander
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

