Form 10-Q
period 2015-06-30
VERDE SCIENCE, INC.
filed 2015-09-14
CIK 1390778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

__________________________________________________________

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

We had a total of 23,867,679 shares of common stock issued and outstanding at September 9, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

VERDE SCIENCE, INC.

INTERIM BALANCE SHEETS

	June 30, 2015 $	December 31, 2014 $
	(unaudited)
ASSETS
Cash	$8,990	$128
Prepaid	9,167	–

Total Assets	18,157	128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$334,879	$304,939
Due to related party – accounts payable, net	153,749	230,701
Due to related party – notes payable	38,829	32,213
Due to related party – convertible notes payable	785	226,785
Convertible notes payable, net of discount of $173,452 and $0	15,298	–
Derivative liabilities	410,203	–

Total Current Liabilities	953,743	794,638

Convertible notes payable, net of discount of $88,303 and $0	4,697	–

Total Liabilities	958,440	794,638

Nature of Operations and Continuance of Business (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.001 par value; 23,867,679 and 467,679 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	23,868	467
Additional paid-in capital	6,463,486	6,218,103
Accumulated comprehensive income	2,803	2,803
Deficit	(7,430,440)	(7,015,883)

Total Stockholders’ Equity	(940,283)	(794,510)

Total Liabilities and Stockholders’ Equity	$18,157	$128

(The accompanying notes are an integral part of these financial statements)

VERDE SCIENCE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUE
Total Revenue	$–	$–	$–	$–

OPERATING EXPENSES
Accounting and Professional Fees	13,683	14,248	21,183	36,263
Consulting Fees	163,270	1,184,617	213,529	1,621,404
Office and Administration	16,005	10,397	16,423	16,126
Foreign exchange (gain) loss	(45,172)	–	(45,172)	–

Total Operating Expenses	147,786	1,209,260	205,963	1,673,793

NET LOSS FROM OPERATIONS	(147,786)	(1,209,260)	(205,963)	(1,673,793)

Other Income (Expense)
Net interest expense	(23,171)	(9,059)	(25,140)	(17,529)
Loss on changes in fair value of derivative liability	(183,454)	–	(183,454)	–

Total Other Income (Expense)	(206,625)	(9,059)	(208,594)	(17,529)

NET LOSS FROM CONTINUING OPERATIONS	(354,411)	(1,218,321)	(414,557)	(1,691,322)

Discontinued Operations (Note 3)

Loss from discontinued operations	–	–	–	(465,000)

Net Loss on Discontinued Operations	–	–	–	(465,000)

Net Loss and Comprehensive Loss	(354,411)	(1,218,321)	(414,557)	(2,156,322)

Net Loss Per Share – Basic and Diluted	(0.02)	(3.10)	(0.02)	(5.66)

Weighted Average Shares Outstanding	23,480,825	393,424	17,531,726	380,935

(The accompanying notes are an integral part of these financial statements)

VERDE SCIENCE, INC.

STATEMENTS OF CASH FLOW

(unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss for the period	$(414,557)	$(2,156,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	19,995	–
Changes in fair value of derivatives	183,453	–
Payment of services with shares	–	391,801
Option expense	–	1,101,575
Imputed interest – related party	2,783	17,174
Changes in operating assets and liabilities:
Accounts payable – related party	(63,773)	61,146
Accounts payable	29,940	103,776
Prepaid expenses	(9,167)	–

Net Cash Used in Operating Activities	(251,326)	(480,850)

FINANCING ACTIVITIES
Capital stock issued	40,000	468,200
Proceeds from related party loans	6,616	13,804
Repayment of related party loans	(13,178)	(1,357)
Net proceeds from issuance of convertible debt	226,750	–

Net Cash Provided by Financing Activities	260,188	480,647

INCREASE (DECREASE) IN CASH	8,862	(203)

Cash, Beginning of Period	128	203

Cash, End of Period	8,990	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–
Non-Cash Investing and Financing Activities

Cashless exercise of stock options	–	12,600
Conversion of debt	226,000	–
Debt discount due to derivatives	226,750	–

(The accompanying notes are an integral part of these financial statements)

VERDE SCIENCE, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2015 (Stated in US Dollars) (Unaudited)

NOTE 1. NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS – Verde Science, Inc. (hereinafter referred to as the "Company") was incorporated on January 31, 2007 by filing Articles of Incorporation with the Nevada Secretary of State. The Company was formed to engage in the exploration of resource properties. On January 31, 2012, the Company changed its name from Avro Energy, Inc. to Rango Energy, Inc. On April 2, 2014, the Company announced that it was changing its business and was entering into the pharmaceutical industry focusing on the use of derivatives of cannabis to develop specific drugs. On May 7, 2014, the Company changed its name from Rango Energy, Inc. to Verde Science, Inc.

GOING CONCERN – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered reoccurring net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,430,440 as of June 30, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

USE OF ESTIMATES  – The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long lived assets, stock based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2015 or December 31, 2014, respectively.

INCOME TAXES  –  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

COMPREHENSIVE LOSS ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2015 and December 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements.

LOSS PER COMMON SHARE – The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3

Derivative Liability
June 30, 2015	$–	$–	$410,203
December 31, 2014	$–	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2015 and the year ended December 31, 2014.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 201412 is not expected to have a material impact on our financial position or results of operations.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 201415 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 201416 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 201417 is not expected to have a material impact on our financial position or results of operations.

During the second quarter of 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company elected to early adopt the requirements of ASU 2015-03 effective during the second quarter ended June 30, 2015 and applied this guidance retrospectively to all prior periods presented in the Company's financial statements. The reclassification does not impact net income (loss) as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows.

NOTE 3. DISCONTINUED OPERATIONS

The Company discontinued its activities in the oil and gas industry and is focusing its activities on the marijuana consulting industry. In discontinuing its oil and gas operations, the Company incurred a $465,000 loss on discontinued operations as of June 30, 2014. Historically the carrying value of the oil and gas properties that the Company owned were expensed in accordance with Generally Accepted Accounting Principles for the industry. The Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The following is a summary of the properties which the Company discontinued.

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

The first quarter budget was approximately $5.77 million. The budget was delivered to the Company on March 1, 2014. Under the terms of the Innex JV, the Company was to fund the Innex JV the budget requirements by March 15, 2014. During the quarter the Company made lease payments totaling $465,000 to the Innex JV. However, the Company could not meet the terms of the budget requirement and on April 1, 2014, the Company announced that it was divesting itself of the Innex JV.

NOTE 4. RELATED PARTY TRANSACTIONS

The related party accounts payable to shareholders are $153,749 and $230,701 as of June 30, 2015 and December 31, 2014, respectively for accrued salary.

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fixed convertible price of $0.01 and interest rate of 5%. On the same date, the related party assigned $186,000 of the principal to 23 third parties. As a result of the fixed conversion price, the Company recognized and expensed a discount of $226,785 as of December 31, 2014. On February 15, 2015, $226,000 of this convertible promissory note was converted into 22,600,000 shares; due to conversion within the terms of the agreement, no loss or gain was recognized. As of June 30, 2015, the balance of the note is $785 and accrued interest is $6,332.

During 2008, a former related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of June 30, 2015, the Company imputed interest at 15% resulting in an interest expense of $310.

During 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of June 30, 2015, the Company imputed interest at 15% resulting in an interest expense of $32.

During 2011, the Company’s past president advanced the Company $2,500. There are no repayment terms or interest. As of June 30, 2015, the Company imputed interest at 15% resulting in an interest expense of $188.

During 2013, the Company advanced from a related party $1,445 for expenses. There are no repayment terms or interest. During 2014, the Company repaid back $910 leaving a remaining balance of $535 as of June 30, 2015. The Company imputed interest at 15% resulting in an interest expense of $40.

At June 30, 2015, the CEO of the Company was owed $17,644 ($24,206 as at December 31, 2014) from the Company relating to advances for reimbursement of expenses. There are no repayment terms or interest. The Company imputed interest at 15% resulting in an interest expense of $2,185.

NOTE 5. CONVERTIBLE PROMISSORY NOTE

a)

On July 1, 2014, the Company entered into a $226,785 5% Convertible Note with a related party. Under the terms of the Convertible Note, all principal and interest is due on January 1, 2015. The Convertible Note is convertible at any time at the related party’s option into shares of the Company’s common stock at a fixed conversion price of $0.01. As a result of the fixed conversion price, the Company recognized and expensed a discount of $226,785. As at June 30, 2015, the Company has converted $226,000 of principal into 22,600,000 shares of common stock. Due to conversion within the term of the note, no gain or loss was recognized. As of June 30, 2015, the balance of the note is $755 and the Company has recorded accrued interest of $6,332.

b)

On June 3, 2015, the Company entered into a $95,000 8% Convertible Note with a non-related third party. Under the terms of the note, the Company received $47,500 principal upon closing of the note and the Company was to receive the remaining principal in one or more installments with a Maturity Date of June 1, 2016. The Convertible Note is convertible at any time at the third party’s option into shares of the Company’s common stock at a variable conversion price of 60% of the lowest traded price during the 20 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture. According to the terms of the Convertible Note agreement, the Company may request, after eight months from the original issuance date, the remaining $47,500. If the Company’s common stock has a closing bid price of less than $0.10 per share for at least 5 consecutive trading days or the aggregate dollar trading volume of the Company’s common stock is less than $40,000 in any 5 consecutive trading days, then the issuer can cancel the remaining portion of the note. Subsequent to the issuance of this note, the aggregate dollar trading volume of the Company’s common stock fell below $40,000 for a 5 consecutive trading day period. As at June 30, 2015, the Company has received proceeds of $45,000, net of financing costs of $2,500 which has been recorded as a discount, and has recorded interest of $306.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $57,838 resulted in an additional discount to the note payable of $45,000 and the remaining $12,838 was recognized as a loss on changes in fair value of derivative liability. During the six months ended June 30, 2015, the Company recorded accretion of $3,764 increasing the carrying value of the note to $3,764.

c)

On June 4, 2015, the Company entered into a $75,000 10% Convertible Note with a non-related third party. Under the terms of the Convertible Note, all principal and interest is due on June 4, 2016. The convertible note is convertible at any time at the third party’s option into shares of the Company’s common stock at the lesser of: (1) the closing price of the Company’s common stock immediately prior to the closing date; or (2) a variable conversion price of 55% of the lowest traded price during the 25 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture. As at June 30, 2015, the Company has received proceeds of $66,250, net of a discount of $8,750, and has recorded interest of $542. The Company incurred additional financing costs of $6,000 which has been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $108,722 resulted in an additional discount to the note payable of $60,250 and the remaining $48,472 was recognized as a loss on changes in fair value of derivative liability. During the six months ended June 30, 2015, the Company recorded accretion of $6,940 increasing the carrying value of the note to $6,940.

d)

On June 10, 2015, the Company entered into a $258,000 10% Convertible Note with a non-related third party. Under the terms of the Convertible Note, the Company received $93,000 principal upon closing of the note and the Company was to receive the remaining principal in one or more installments with a Maturity Date of June 1, 2016. The convertible note is convertible at any time at the third party’s option into shares of the Company’s common stock at $0.50, subject to adjustment as described in the convertible note. As at June 30, 2015, the Company has received proceeds of $80,000, net of a discount of $8,000 and financing costs of $5,000 which has been recorded as a discount, and has recorded interest of $517. The Company incurred additional financing costs of $8,000 which has been recorded as a discount.

In addition, the Company will grant 4 warrants to purchase shares of common stock. The number of shares the warrant is exercisable into is equal to the following:

1.	$46,500 divided by the Market Price on the issuance date.(issuable)

2.	$27,500 divided by the Market Price on the issuance date.

3.	$27,500 divided by the Market Price on the issuance date.

4.	$27,500 divided by the Market Price on the issuance date.

As at June 30, 2015, the company has not issued warrants pursuant to the convertible note. The warrants are exercisable at $0.50 per share.

The first tranche of warrants issuable and the embedded conversion option qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $103,533 for the convertible note and $68,606 for the warrants resulted in an additional discount to the note payable of $72,000 and the remaining $100,139 was recognized as a loss on changes in fair value of derivative liability. During the six months ended June 30, 2015, the Company recorded accretion of $4,697 increasing the carrying value of the note to $4,697.

e)

On June 11, 2015, the Company entered into a $66,250 10% Convertible Note with a non-related third party. Under the terms of the Convertible Note, all principal and interest is due on March 11, 2016. The convertible note is convertible at any time at the third party’s option into shares of the Company’s common stock at the lesser of: (1) a variable conversion price of 55% of the lowest traded price during the 25 days prior to the issuance of the note; or (2) a variable conversion price of 55% of the lowest traded price during the 25 days prior to the notice of conversion, subject to adjustment as described in the convertible note. As at June 30, 2015, the Company has received proceeds of $60,000, net of a discount of $3,500, financing costs of $2,750 which has been recorded as a discount and has recorded interest of $350. The Company incurred additional financing costs of $10,500 which has been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $93,623 resulted in an additional discount to the note payable of $49,500 and the remaining $44,123 was recognized as a loss on changes in fair value of derivative liability. During the six months ended June 30, 2015, the Company recorded accretion of $4,594 increasing the carrying value of the note to $4,594.

NOTE 6. DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures described in Note 5 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

For the Six Months Ended June 30, 2015

Balance at the beginning of period	$–

Fair value of new derivative liabilities	432,322
Change in fair value of derivative	(22,119)

Balance at end of period	$410,203

The derivative instruments were valued at loan origination date and at June 30, 2015, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates using the Multinomial Lattice option pricing model.: The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At Issuance	264% - 270%	0.08% - 0.28%	0%	0.75 - 1.08
At June 30, 2015	278%	0.11% - 0.28%	0%	0.70 - 1.03

NOTE 7. STOCKHOLDERS’ EQUITY

On January 17, 2014 the Company entered into a Private Placement Agreement to issue up to 35,714 shares of Common Stock at $22.40 per share. The Company has received $468,200 by way of subscription agreements. The 20,902 shares were issued on May 23, 2014.

On February 28, 2014 the Company issued 3,571 warrants to a consultant. The warrants have an exercise price of $11.20 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $104,997 under the following assumptions: $30.80 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 3,571 shares of common stock.

On February 28, 2014 the Company issued 8,036 warrants to a consultant. The warrants have an exercise price of $11.20 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $241,869 under the following assumptions: $30.80 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 8,036 shares of common stock.

On February 28, 2014 the Company issued 893 warrants to a consultant. The warrants have an exercise price of $11.20 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $26,874 under the following assumptions: $30.80 stock price, 10 years to maturity, 365% volatility, 1.51% risk free rate. During the same period, the consultant exercised on a cashless basis and received 893 shares of common stock.

On April 1, 2014 the Company issued 1,250 shares as settlement for services provided. Given the market price of $28.00 as April 1, 2014, the Company valued the shares at $35,000 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On April 17, 2014, the Company extended an Investor Relations Consulting Agreement with San Diego Torrey Hills Capital, Inc. for an additional nine months. The Company has issued 2,679 shares. Given the market price of $22.40 as April 17, 2014, the Company has valued the shares at $60,000 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On April 17, 2014 the Company issued 6,786 warrants to a consultant. The warrants have an exercise price of $11.20 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $151,965 under the following assumptions: $22.40 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 6,786 shares of common stock.

On April 17, 2014 the Company issued 7,857 warrants to a consultant. The warrants have an exercise price of $11.20 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $175,960 under the following assumptions: $22.40 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. During the same period, the consultant exercised on a cashless basis and received 7,857 shares of common stock.

On June 9, 2014 the Company issued 4,464 shares as settlement for services provided. Given the market price of $19.60 as June 9, 2014, the Company valued the shares at $87,500 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On June 15, 2014 the Company issued 1,063 shares as settlement for services provided. Given the market price of $13.99 as June 15, 2014, the Company valued the shares at $14,875 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On June 17, 2014 the Company issued 8,036 shares as settlement for services provided. Given the market price of $14.00 as June 17, 2014, the Company valued the shares at $112,500 based on fair market value of the closing price on the date of grant. Due to the shares being issued the Company has expensed this value.

On June 20, 2014, the Company issued 17,857 warrants to a consultant. The warrants have an exercise price of $11.20 per share and have a life of ten years. The warrants were fully vested and expensed on the date of grant. The Company valued these warrants using the Black-Scholes option pricing model totaling $399,909 under the following assumptions: $11.20 stock price, 10 years to maturity, 320% volatility, 1.75% risk free rate. One consultant exercised on a cashless basis and received 17,857 shares of common stock.

On February 15, 2015, $226,000 of the $226,785 convertible promissory note was converted into 22,600,000 shares of common stock. The remaining amount of the convertible note $785 is due to Harp Sangha, president of the Company.

On May 12, 2015, the Company completed a private placement for the issuance of 800,000 shares of common stock for proceeds of $40,000.

During the period ended June 30, 2015, the Company recognized imputed interest of $2,783 (2014 - $17,174) in accumulated paid-in capital, in relation to related party loans and expense reimbursements. Refer to Note 4.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has reviewed all material events through the date of this report and has determined there are no material subsequent events to disclose.

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

During the six months ended June 30, 2015, the Company’s loss from continuing operations was $414,557 which included $90,000 consulting fees to the Company’s president, as compared to $1,691,322 for the six months ended June 30, 2014. Much of the 2014 loss was due to option expense of $1,101,575 and payment of services with shares of $391,801. During the six months ended June 30, 2014, the Company made lease payments totaling $465,000 to the Innex JV. The $465,000 lease payment has been reclassified as loss from discontinued operations. Consequently, the Company’s net loss for the six months ended June 30, 2014 (YTD) was $2,156,322.

During the quarter ended June 30, 2015, the Company’s net loss and loss from continuing operations was $354,411 which included $45,000 consulting fees to the Company’s president, as compared to $1,218,321 for the quarter ended June 30, 2014. Much of the 2014 loss was due to Option expense of $727,835 and payment of services with shares of $391,801.

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

The following table provides selected financial data about our company for the six months ended June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Balance Sheet Data
Cash	$8,990	$128
Liabilities	$958,440	$794,638
Stockholders' Deficit	$(940,283)	$(794,510)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2015 was $8,990 with outstanding liabilities of $958,440. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $8,990 as of June 30, 2015. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have generated no revenue to date.

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

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 201412 is not expected to have a material impact on our financial position or results of operations.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 201415 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 201416 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 201417 is not expected to have a material impact on our financial position or results of operations.

During the second quarter of 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company elected to early adopt the requirements of ASU 2015-03 effective during the second quarter ended June 30, 2015 and applied this guidance retrospectively to all prior periods presented in the Company's financial statements. The reclassification does not impact net income (loss) as previously reported or any prior amounts reported on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

On May 8, 2015, the Board of Directors of the Company has appointed John M.E. Percival to its Board of Directors and Head of Strategic Business Development. Mr. Percival brings over 20 years of Investment Banking, Corporate Finance and Strategic planning success to Verde. Mr. Percival was previously General Manager of Investments at Barclays Bank New Zealand Ltd., where he was responsible for the management of nearly a $500 million in superannuation and private funds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007

3.2	Bylaws – Filed by Form SB-1 on March 30, 2007

10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10.2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10.3	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10.4	Farmout and Acquisition Agreement filed on May 17, 2012 and has been incorporated herein by reference.

10.5	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10.6	Consulting Agreement filed on June 7, 2014 and has been incorporated herein by reference.

10.7	Asset Transfer and Liability and Assumption Agreement filed on June 12, 2014 and has been incorporated herein by reference.

10.8	Consulting Agreement filed on July 15, 2014 and has been incorporated herein by reference.

10.9	Financial Participation Agreement filed on August 6, 2014 and has been incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Verde Science, Inc.

Date: September 11, 2015	By:	/s/ Harpreet Sangha
Harpreet Sangha
President and Director (Principal Executive Officer)

