Form 10-Q
period 2015-09-30
VERDE SCIENCE, INC.
filed 2015-12-15
CIK 1390778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to ______________

Commission File Number: 333-1416686

VERDE SCIENCE, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-8387017
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

400 S. Zang Blvd. Suite 812 Dallas, Texas 75208, USA	Telephone: 1-604-825-1309
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

We had a total of 23,867,679 shares of common stock issued and outstanding at December 8, 2015.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

VERDE SCIENCE, INC.

BALANCE SHEETS

	September 30, 2015 $	December 31, 2014 $
	(unaudited)
ASSETS
Cash	$812	$128
Prepaid	6,667	–
Total Assets	7,479	128

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued liabilities	$393,898	$304,939
Due to related party – accounts payable, net	211,311	230,701
Due to related party – notes payable	29,156	32,213
Due to related party – convertible notes payable	785	226,785
Convertible notes payable, net of discount of $236,107 and $0	45,643	–
Derivative liabilities	372,472	–
Total Liabilities	1,053,265	794,638

Nature of Operations and Continuance of Business (Note 1)

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized, $0.001 par value; 23,867,679 and 467,679 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	23,868	467
Additional paid-in capital	6,464,588	6,218,103
Accumulated comprehensive income	2,803	2,803
Accumulated Deficit	(7,537,045)	(7,015,883)
Total Stockholders' Deficit	(1,045,786)	(794,510)
Total Liabilities and Stockholders' Deficit	$7,479	$128

(The accompanying notes are an integral part of these financial statements)

VERDE SCIENCE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Total Revenue	$–	$–	$–	$–

OPERATING EXPENSES
Accounting and Professional Fees	23,766	38,582	44,949	75,845
Consulting Fees	84,746	199,963	298,275	1,821,367
Office and Administration	11,269	13,904	27,692	30,030
Foreign exchange gain	(11,714)	–	(56,886)	–

Total Operating Expenses	108,067	253,449	314,030	1,927,242

NET LOSS FROM OPERATIONS	(108,067)	(253,449)	(314,030)	(1,927,242)

Other Income (Expense)

Net interest expense	(36,270)	(118,308)	(61,410)	(135,837)
Gain (Loss) on changes in fair value of derivative liability	37,732	–	(145,722)	–

Total Other Income (Expense)	1,462	(118,308)	(207,132)	(135,837)

NET LOSS FROM CONTINUING OPERATIONS	(106,605)	(371,757)	(521,162)	(2,063,079)

Discontinued Operations (Note 3)

Loss from discontinued operations	–	–	–	(465,000)

Net Loss on Discontinued Operations	–	–	–	(465,000)

Net Loss and Comprehensive Loss	(106,605)	(371,757)	(521,162)	(2,528,079)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.81)	(0.03)	(6.18)

Weighted Average Shares Outstanding	23,867,638	457,294	19,666,905	409,183

(The accompanying notes are an integral part of these financial statements)

VERDE SCIENCE, INC.

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss for the period	$(521,162)	$(2,528,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	45,643	–
Changes in fair value of derivatives	145,722	–
Payment of services with shares	–	391,801
Option expense	–	1,301,538
Imputed interest – related party	3,885	17,425
Discount on note issued to related party	–	112,160
Changes in operating assets and liabilities:
Accounts payable – related party	(5,743)	84,162
Accounts payable	78,965	125,735
Prepaid expenses	(6,667)	–

Net Cash Used in Operating Activities	(259,357)	(495,258)
FINANCING ACTIVITIES
Capital stock issued	40,000	468,200
Proceeds from related party loans	19,853	28,756
Repayment of related party loans	(26,562)	(1,357)
Net proceeds from issuance of convertible debt	226,750	–

Net Cash Provided by Financing Activities	260,041	495,599
INCREASE IN CASH	$684	$341
Cash, Beginning of Period	128	203
Cash, End of Period	$812	$544
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–
Non-Cash Investing and Financing Activities
Cashless exercise of stock options	–	17,600
Conversion of debt	226,000	–
Discount on debt due to derivative	226,750	–
Discount of convertible note, related party	–	226,785

(The accompanying notes are an integral part of these financial statements)

VERDE SCIENCE, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2015
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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,537,045 as of September 30, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

USE OF ESTIMATES The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long lived assets, stock based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2015 or December 31, 2014, respectively.

INCOME TAXES Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

COMPREHENSIVE LOSS ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2015 and December 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

STOCK BASED COMPENSATION ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements.

LOSS PER COMMON SHARE The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS ASC 820, "Fair Value Measurements" and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3
Derivative Liability
September 30, 2015	$–	$–	$372,472
December 31, 2014	$–	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

In August 2014, the FASB issued an accounting standard that requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 201415 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3. DISCONTINUED OPERATIONS

The Company discontinued its activities in the oil and gas industry and is focusing its activities on the marijuana consulting industry. In discontinuing its oil and gas operations, the Company incurred a $465,000 loss on discontinued operations during the nine months ended September 30, 2014. Historically the carrying value of the oil and gas properties that the Company owned were expensed in accordance with Generally Accepted Accounting Principles for the industry. The Company does not have proven reserves confirmed with a geological study and will only be able to capitalize properties once reserves have been proven. The following is a summary of the properties which the Company discontinued.

Innex Drilling and Participation Agreement

On December 16, 2013, the Company entered into a Participation Agreement with Innex California Inc. and General Crude Oil Company (together referred to as "Innex JV") for the following projects (1) The Kettleman Dome Project ("KDEP"); (2) the Kettlemen Middle Dome McAdams ("KMDM"), (3) East Elk Hills ("EEH"), (4) South Tapo Canyon ("STC"); (5) Eel River; (6) the Oklahoma ("OK"), (7) the Kettledome Middledome Shallow ("KMDS" and (8) the West Side Joint Venture ("USJV") . Under the terms of this Innex JV, the Company has the right to earn a 50% working interest in each well in which the Company funds. In order to maintain Innex JV, the Company must fund one well in each of the aforementioned projects or risk losing the right to fund. The Company must also fund Innex JV general and administrative costs of $40,000 per month.

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

NOTE 4. RELATED PARTY TRANSACTIONS

The related party accounts payable to shareholders are $211,311 and $230,701 as of September 30, 2015 and December 31, 2014, respectively for accrued salary.

On July 1, 2014, the Company entered into an agreement with a related party to convert $226,785 advances to a convertible promissory note. The note is due on January 1, 2015 and carries a fixed convertible price of $0.01 and interest rate of 5%. On the same date, the related party assigned $186,000 of the principal to 23 third parties. As a result of the fixed conversion price, the Company recognized and expensed a discount of $226,785 as of December 31, 2014. On February 15, 2015, $226,000 of this convertible promissory note was converted into 22,600,000 shares; due to conversion within the terms of the agreement, no loss or gain was recognized. As of September 30, 2015, the balance of the note is $785 and accrued interest is $6,342.

During 2008, a former related party incurred $4,157 of expenses on behalf of the Company. There are no repayment terms or interest. As of September 30, 2015, the Company imputed interest at 15% resulting in an interest expense of $467.

During 2010, the Company advanced from a related party $815 for expenses. There are no repayment terms or interest. As of September 30, 2015, the Company imputed interest at 15% resulting in an interest expense of $93.

During 2011, the Company's past president advanced the Company $2,500. There are no repayment terms or interest. As of September 30, 2015, the Company imputed interest at 15% resulting in an interest expense of $281.

During 2013, the Company advanced from a related party $1,445 for expenses. There are no repayment terms or interest. During 2014, the Company repaid back $910 leaving a remaining balance of $535 as of September 30, 2015. The Company imputed interest at 15% resulting in an interest expense of $60.

At September 30, 2015, the CEO of the Company was owed $21,149 ($24,206 as at December 31, 2014) from the Company relating to advances for reimbursement of expenses. There are no repayment terms or interest. The Company imputed interest at 15% resulting in an interest expense of $2,984.

NOTE 5. CONVERTIBLE PROMISSORY NOTE

a)

On July 1, 2014, the Company entered into a $226,785 5% Convertible Note with a related party. Under the terms of the Convertible Note, all principal and interest is due on January 1, 2015. The Convertible Note is convertible at any time at the related party's option into shares of the Company's common stock at a fixed conversion price of $0.01. As a result of the fixed conversion price, the Company recognized and expensed a discount of $226,785. As at September 30, 2015, the Company has converted $226,000 of principal into 22,600,000 shares of common stock. Due to conversion within the term of the note, no gain or loss was recognized. As of September 30, 2015 the Company has recorded interest of $6,342.

b)

On June 3, 2015, the Company entered into a $95,000 8% Convertible Note with a non-related third party. Under the terms of the note, the Company received $47,500 principal upon closing of the note and the Company was to receive the remaining principal in one or more installments with a Maturity Date of June 1, 2016. The Convertible Note is convertible at any time at the third party's option into shares of the Company's common stock at a variable conversion price of 60% of the lowest traded price during the 20 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture. According to the terms of the Convertible Note agreement, the Company may request, after eight months from the original issuance date, the remaining $47,500. If the Company's common stock has a closing bid price of less than $0.10 per share for at least 5 consecutive trading days or the aggregate dollar trading volume of the Company's common stock is less than $40,000 in any 5 consecutive trading days, then the issuer can cancel the remaining portion of the note. Subsequent to the issuance of this note, the aggregate dollar trading volume of the Company's common stock fell below $40,000 for a 5 consecutive trading day period. As at September 30, 2015, the Company has received proceeds of $45,000, net of financing costs of $2,500 which has been recorded as a discount, and has recorded interest of $1,256.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $57,838 resulted in an additional discount to the note payable of $45,000 and the remaining $12,838 was recognized as a loss on changes in fair value of derivative liability. During the nine months ended September 30, 2015, the Company recorded accretion of $7,515 increasing the carrying value of the note to $7,515.

c)

On June 4, 2015, the Company entered into a $75,000 10% Convertible Note with a non-related third party. Under the terms of the Convertible Note, all principal and interest is due on June 4, 2016. The convertible note is convertible at any time at the third party's option into shares of the Company's common stock at the lesser of: (1) the closing price of the Company's common stock immediately prior to the closing date; or (2) a variable conversion price of 55% of the lowest traded price during the 25 days prior to the notice of conversion, subject to adjustment as described in the convertible debenture. As at September 30, 2015, the Company has received proceeds of $66,250, net of a discount of $8,750, and has recorded interest of $2,418. The Company incurred additional financing costs of $6,000 which has been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $108,722 resulted in an additional discount to the note payable of $60,250 and the remaining $48,472 was recognized as a loss on changes in fair value of derivative liability. During the nine months ended September 30, 2015, the Company recorded accretion of $16,364 increasing the carrying value of the note to $16,364.

d)

On June 10, 2015, the Company entered into a $258,000 10% Convertible Note with a non-related third party. Under the terms of the Convertible Note, the Company received $93,000 principal upon closing of the note and the Company was to receive the remaining principal in one or more installments with a Maturity Date of June 1, 2016. The convertible note is convertible at any time at the third party's option into shares of the Company's common stock at $0.50, subject to adjustment as described in the convertible note. As at September 30, 2015, the Company has received proceeds of $80,000, net of a discount of $8,000 and financing costs of $5,000 which has been recorded as a discount, and has recorded interest of $4,867. The Company incurred additional financing costs of $8,000 which has been recorded as a discount.

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

As at September 30, 2015, the company has not issued warrants pursuant to the convertible note. The warrants are exercisable at $0.50 per share.

The first tranche of warrants issuable and the embedded conversion option qualify for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $103,533 for the convertible note and $68,606 for the warrants resulted in an additional discount to the note payable of $72,000 and the remaining $100,139 was recognized as a loss on changes in fair value of derivative liability. During the nine months ended September 30, 2015, the Company recorded accretion of $12,018 increasing the carrying value of the note to $12,018.

e)

On June 11, 2015, the Company entered into a $66,250 10% Convertible Note with a non-related third party. Under the terms of the Convertible Note, all principal and interest is due on March 11, 2016. The convertible note is convertible at any time at the third party's option into shares of the Company's common stock at the lesser of: (1) a variable conversion price of 55% of the lowest traded price during the 25 days prior to the issuance of the note; or (2) a variable conversion price of 55% of the lowest traded price during the 25 days prior to the notice of conversion, subject to adjustment as described in the convertible note. As at September 30, 2015, the Company has received proceeds of $60,000, net of a discount of $3,500, financing costs of $2,750 which has been recorded as a discount and has recorded interest of $2,684. The Company incurred additional financing costs of $10,500 which has been recorded as a discount.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $93,623 resulted in an additional discount to the note payable of $49,500 and the remaining $44,123 was recognized as a loss on changes in fair value of derivative liability. During the nine months ended September 30, 2015, the Company recorded accretion of $9,746 increasing the carrying value of the note to $9,746.

NOTE 6. DERIVATIVE LIABILITIES

The embedded conversion options of the Company's convertible debentures described in Note 5 contain conversion features that qualify for embedded derivative classification. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative liabilities.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities:

For the Nine Months Ended September 30, 2015

Balance at the beginning of period	$–

Fair value of new derivative liabilities (embedded conversion option)	432,322
Change in fair value of derivative	(59,850)

Balance at end of period	$372,472

The derivative instruments were valued at loan origination date and at September 30, 2015, The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates using the Multinomial Lattice option pricing model.: The model incorporates the price of a share of the Company's common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At Issuance	264% - 270%	0.08% - 0.28%	0%	0.75 - 1.08
At September 30, 2015	305%	0.00% - 0.08%	0%	0.45 - 0.78

NOTE 7. STOCKHOLDERS' EQUITY

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

During the nine months ended September 30, 2015, the Company's loss from continuing operations was $521,162, as compared to $2,063,079 for the nine months ended September 30, 2014. The decrease in loss of $1,541,917 was a result of decreased consulting expenses to $298,275 for the nine months ended September 30, 2015 from $1,821,367 for the nine months ended September 30, 2014.

During the three months ended September 30, 2015, the Company's net loss and loss from continuing operations was $106,605, as compared to $371,757 for the three months ended September 30, 2014. The decrease in loss of $265,152 was a result of decreased consulting expenses to $84,746 for the three months ended September 30, 2015 from $199,963 for the three months ended September 30, 2014 and decreased interest expense to $36,270 for the three months ended September 30, 2015 from $118,308 for the three months ended September 30, 2014.

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

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current "marijuana pill" sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry's products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

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

If any of our properties are not in compliance with the Americans with Disabilities Act of 1990, as amended (the "ADA"), we may be required to pay for any required improvements. Under the ADA, public accommodations must meet certain federal requirements related to access and use by disabled persons. The ADA requirements could require significant expenditures and could result in the imposition of fines or an award of damages to private litigants. We cannot assure that ADA violations do not or will not exist at any of our properties.

The following table provides selected financial data about our company as of September 30, 2015 and December 31, 2014.

Balance Sheet Data	September 30, 2015	December 31, 2014
Cash	$812	$128
Liabilities	$1,053,265	$794,638
Stockholders' Deficit	$(1,045,786)	$(794,510)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2015 was $812 with outstanding liabilities of $1,053,265. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $812 as of September 30, 2015. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We have generated no revenue to date.

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

CRITICAL ACCOUNTING POLICIES

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

In August 2014, the FASB issued an accounting standard that requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 201415 is not expected to have a material impact on our financial position or results of operations.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 1, 2014 our Chief Financial Officer and Director Hermander Rai resigned, consequently Mr. Hapreet Sanga, the Company's President, took over the Chief Financial Officer position as well.

On September 8, 2014 Louis Bobadilla III resigned as a director of the Company.

On May 8, 2015 the Board of Directors of the Company has appointed David Alexander as a chief financial officer, effective immediately. Mr. Alexander is a Chartered Accountant with over 25 years' experience in providing audit, accounting, and consulting services to both private and public companies. Currently, Mr. Alexander is a director of Xterra Building Systems Inc. Based upon the aforementioned background and experience, Company principals believe that Mr. Alexander is eminently qualified to discharge the duties required for the directorship of the Company.

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

On July 31, 2015, David Alexander, Chief Financial Officer of the Company resigned from his service as an officer of the Company. The Board of Directors of the Company appointed Harpreet Sangha, the Company's President and Chief Executive Officer, as interim Chief Financial Officer, effective immediately while the Company actively looks for a replacement CFO to replace Mr. Alexander. Mr. Sangha has served as the Chairman of the Board and Chief Executive Officer since 2012 and will continue in this role.

On September 18, 2015, Shareholders holding 67% of the Company's voting power removed Bradley J. Dixon and John Percival from the Company's Board of Directors, effective immediately, as authorized by Nevada Revised Statutes (N.R.S.) Section 78.335. The removal of Messrs. Dixon and Percival was not the result of any disagreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation – Filed by Form SB-1 on March 30, 2007.

3.2	Bylaws – Filed by Form SB-1 on March 30, 2007.

10.1	Lease Acquisition Agreement between the Company and Fredco LLC filed on August 26, 2009, and has been incorporated herein by reference.

10.2	Lease Acquisition Agreement filed on September 9, 2009 and has been incorporated herein by reference.

10.3	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10.4	Farmout and Acquisition Agreement filed on May 17, 2012 and has been incorporated herein by reference.

10.5	Drilling and Participation Agreement filed on May 27, 2014 and has been incorporated herein by reference.

10.6	Consulting Agreement filed on June 7, 2014 and has been incorporated herein by reference.

10.7	Asset Transfer and Liability and Assumption Agreement filed on June 12, 2014 and has been incorporated herein by reference.

10.8	Consulting Agreement filed on July 15, 2014 and has been incorporated herein by reference.

10.9	Financial Participation Agreement filed on August 6, 2014 and has been incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002, filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002, filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Verde Science Inc.

Date: December 14, 2015	By:	/s/ Harpreet Sanga
Harpreet Sangha,
President and Director (Principal Executive Officer)

